Form 10-Q
period 1995-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1995-11-13
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              -----------------------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995 OR


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from _______________ to _______________.


                           COMMISSION FILE NO. 0-17816


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       77-0148208
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     Identification Number)

47257 FREMONT BOULEVARD, FREMONT, CALIFORNIA                 94538
 (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 623-9001





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X      No
                                  ---------      ----------



There were 25,280,056 of the Registrant's Common Stock issued and outstanding on October 31, 1995.

                                      INDEX


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.






                                                                                                               PAGE
PART I.   FINANCIAL INFORMATION

  Item   1.   Financial Statements (unaudited)

                  Consolidated Statements of Operations--Three and nine months ended                            1
                  September 30, 1995 and 1994

                  Consolidated Balance Sheets--September 30, 1995 and December 31, 1994                         2

                  Consolidated Statements of Cash Flows--Nine months ended September 30, 1995                   3
                  and 1994

                  Notes to consolidated financial statements--September 30, 1995                                4


  Item   2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             5


PART II.      OTHER INFORMATION

  Item   1.   Legal Proceedings                                                                                 7

  Item   4.   Submission of Matters to Vote of Security Holders                                              7

  Item   6.   Exhibits and Reports on Form 8-K                                                                  8


SIGNATURES                                                                                                      9


PART I.       FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS



                                              SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)





                                                 THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                 1995                    1994        1995                   1994
                                             --------------------------------------------------------------------
                                                         (In thousands, except per share amounts)
Net revenues                                            $387           $1,802            $3,680           $6,388
Cost of revenues                                         440            1,356             2,411            4,648
                                             --------------------------------------------------------------------
Gross profit                                            (53)              446             1,269            1,740

Other costs and expenses:
      Engineering and development                        119              282               351            1,193
      Sales, marketing and regulatory                    533              599             2,093            2,871
      General and administrative                         734              470             1,646            1,777
                                             --------------------------------------------------------------------
         Total other costs and expenses                1,386            1,351             4,090            5,841

Loss from operations                                 (1,439)            (905)           (2,821)          (4,101)
Interest income                                           2                3                 6                5
                                             --------------------------------------------------------------------
Loss before taxes                                    (1,437)            (902)           (2,815)          (4,096)
Income tax expense (benefit)                            ----             ----              ----             ----
                                             --------------------------------------------------------------------
         Net loss                                   $(1,437)           $(902)          $(2,815)         $(4,096)
                                             ====================================================================

Net loss per share                                   $(0.11)          $(0.09)           $(0.24)          $(0.41)
                                             ====================================================================
Shares used in calculation of
   net loss per share                                13,234           10,264            11,487            9,994
                                             ====================================================================



                                                       See accompanying notes.


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                        SEPT. 30,       DEC. 31,
                                                          1995           1994
                                                       -------------------------
                                                         (unaudited)     (note)
                                                              (In thousands)
                         ASSETS
Current assets:
  Cash                                                   $  5,625      $    559
  Accounts receivable, net of allowance                       333           770
  Inventories                                               1,671         1,955
  Prepaid expenses                                            363           282
                                                       -------------------------
       Total current assets                                 7,992         3,566

Property and equipment, net                                   217           256
                                                       -------------------------
Total assets                                             $  8,209      $  3,822
                                                       =========================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  1,345      $  1,375
  Accrued payroll and related expenses                        175           150
  Accrued warranty                                            324           324
  Current portion of capital lease obligations                  6            18
  Other accrued expenses                                      299           598
                                                       -------------------------
       Total current liabilities                            2,149         2,465

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.001 par value,
    2,000,000 shares
    authorized, none issued or outstanding                   --            --
   Common Stock, $.001 par value;
    40,000,000 shares authorized,
    25,280,056 and 10,459,286 shares
    issued and outstanding at September 30,
    1995 and December 31, 1994, respectively                   25            10
   Additional paid-in-capital                              29,196        22,312
   Less treasury stock at cost, none
    and 275,000 shares at
    September 30, 1995 and December 31, 1994,                --            (619)
    respectively
   Accumulated deficit                                    (23,161)      (20,346)
                                                       -------------------------
       Total stockholders' equity                           6,060         1,357
                                                       -------------------------
Total liabilities and stockholders' equity               $  8,209      $  3,822
                                                       =========================


NOTE: The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE(DECREASE) IN CASH
                                   (unaudited)


                                                     NINE MONTHS ENDED SEPT. 30,
                                                         1995         1994
                                                     ---------------------------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(2,815)     $(4,096)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                               78          395
Loss on sale of subsidiary                                  --           14
Changes in assets and liabilities:
    Accounts receivable                                    437         (188)
    Inventories                                            284         (401)
    Prepaid expenses                                       (81)         (76)
    Accounts payable                                       (30)      (1,332)
    Accrued payroll and related expenses                    25           (1)
    Accrued warranty                                        --          160
    Other accrued expenses                                (299)          39
                                                     ---------------------------
Total adjustments                                          414       (1,390)
                                                     ---------------------------
Net cash used in operating activities                   (2,401)      (5,486)
                                                     ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                         (39)          --
Purchase of short-term investments                          --          (24)
                                                     ---------------------------

Net cash used in investing activities                      (39)         (24)
                                                     ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations                       (12)         (57)
Issuance of common stock, net of offering costs          7,573        6,231
Purchase of Treasury Stock                                 (55)          --
                                                     ---------------------------
Net cash provided by financing activities                7,506        6,174
                                                     ---------------------------
NET INCREASE IN CASH                                     5,066          664
Cash at beginning of period                                559          536
                                                     ---------------------------
CASH AT END OF PERIOD                                  $ 5,625      $ 1,200
                                                     ===========================



                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               SEPTEMBER 30, 1995



1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

   The consolidated financial data for the periods ended September 30, 1995 and 1994 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Sunrise Technologies International, Inc. believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1994 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

   Certain prior year balances have been reclassified to conform with current year presentation.

   The Company has incurred significant losses for the last several years and at September 30, 1995 has an accumulated deficit of $23,161,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development.

2. NET LOSS PER SHARE

   Net loss per share for the periods ended September 30, 1995 and 1994 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

3. REVENUE RECOGNITION

   Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                        SEPT. 30,   DEC. 31,
                                          1995        1994
                                        --------------------
                                           (In thousands)

                       Raw materials     $1,008     $1,262
                       Work-in-process      160        377
                       Finished goods       503        316
                                        --------------------
                                         $1,671     $1,955
                                        ====================

5. INCOME TAXES

   Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6. FINANCES

   In September 1995, the Company completed a private placement of 13,000,000 shares of the Company's common stock for $0.56 per share for net proceeds of $6.6 million. In addition, the Company provided the placement agent with warrants to purchase 650,000 shares of common stock for a nominal fee. The warrants are exercisable at $0.55 per share (subject to adjustment under certain circumstances). The warrants have a term of five years from September 1995, the final closing date of the offering. Proceeds of the offering were used to repay outstanding accounts payable of approximately $800,000, with the remainder available to fund FDA clinical trials, research and development, increased marketing and sales capabilities as well as general corporate purposes.

   In June 1995, the Company completed a private placement of 2,100,000 shares of common stock at an approximate price of $0.47 per share, resulting in net proceeds of $984,000.

   In February 1994, the Company completed a private placement of 1,250,000 shares of the Company's common stock for $4.80 per share for net proceeds of $5.5 million. In addition, the Company provided the placement agent with a warrant to purchase 62,500 shares of common stock for a nominal fee. The warrant is exercisable at $6.00 per share (subject to adjustment under certain circumstances). The warrant has a term of five years from February 1994, the final closing date of the offering. Proceeds of the offering were used to repay outstanding accounts payable of approximately $1,800,000, with the remainder available to fund research and development, increased marketing and sales capabilities as well as general corporate purposes.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Revenues of $387,000 for the three months ended September 30, 1995 represents a 79% decrease from revenues of $1,802,000 for the same period in 1994. The decrease in revenues is related to both the international and domestic markets. Sunrise's exclusive German distributor did not purchase product and defaulted on its agreement during the third quarter of 1995. The Company is currently negotiating with other distributors for distribution rights throughout Germany. During the third quarter, the Company completely changed its domestic sales strategy moving from use of distributor channels to marketing of its products directly to dentists. In connection with this change the company replaced its complete sales department late in the quarter. At September 30, 1995 the company had ten direct sales persons. The implementation of these changes adversely affected third quarter domestic revenues. The 1995 quarter also showed lower sales of ophthalmic lasers, when compared to 1994.

   Gross profit decreased as a percentage of revenues from approximately 25% for the three months ended September 30, 1994 to (14)% for the same period in 1995. This reduction is due to under absorption of fixed overhead due to low sales and production volumes.

   Engineering and development expenses totaled $119,000 for the three months ended September 30, 1995 as compared to $282,000 for the same period in 1994. The decline in costs is principally related to the disposition of the surgical product line in August 1994.

   Sales, marketing and regulatory costs were $533,000 for the three months ended September 30, 1995, compared to $599,000 for the same period in 1994. The decrease of $66,000 reflects lower sales commissions as a result of decreased revenues.

   General and administrative expenses were $734,000 for the three months ended September 30, 1995, compared to $470,000 for the same period in 1994. The increase reflects higher legal fees in 1995, compared to 1994 and the absence of exchange gains in 1995.

   Principal components of general and administrative costs are legal expenses, director and officer insurance and salaries and related expenses.

   The Company reported a net loss for the three months ended September 30, 1995 of $1,437,000, compared to a net loss of $902,000 for the same period in 1994. This increase in operating losses reflects the effect of the substantial drops in revenues in the current quarter as compared to the similar quarter from last year.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1995 the Company had $5,625,000 in cash. The Company's operating activities used $2,401,000 in the nine months ended September 30, 1995 as compared to $5,486,000 for the same period in 1994. A substantial portion of the losses for both periods were funded by proceeds from private placements. In September 1995, the Company received $6,560,000 in net proceeds from the completion of a private placement of common stock at $0.56 per share. In June 1995, the Company received $984,000 in net proceeds from a private placement of 2,100,000 shares of common stock at a price of approximately $0.47 per share. In February, 1994, the Company received $5.5 million from the completion of a private placement of 1,250,000 shares of the Company's common stock for $4.80 per share.

   Working capital amounted to $1,101,000 at December 31, 1994 and increased to $5,843,000 at September 30, 1995. Working capital, including the proceeds from the recent private placements, have been used to fund the Company's 1995 loss.

   The Company's current operations continue to be cash flow negative, further straining the Company's limited working capital resources. The level of current product sales is not sufficient to provide enough cash over the long term to pursue the dental business and support ongoing development and regulatory approval of the LTK system. In order to continue its current level of operations, it will be necessary for the Company to increase its product sales. The Company was able to obtain additional working capital resources from the placement of equity during the third quarter of 1995.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

AMERICAN DENTAL TECHNOLOGIES, INC. V. SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

   On October 18, 1993, the Company filed an action against American Dental Technologies, Inc. ("ADT"), formerly American Dental Laser, Inc., in Alameda County Superior Court (Case No. H-172132-2). The complaint asserts a cause of action for breach of contract and seeks compensatory damages in excess of $900,000, as well as attorneys' fees and costs. The case arises from a dispute between the parties regarding their rights and obligations under the terms of the settlement agreement which terminated their manufacturing/distribution relationship for dental products. On or about December 27, 1993, ADT filed a general answer to the complaint denying all material allegations thereof and asserting various affirmative defenses. In addition, ADT filed a cross-complaint against the Company asserting causes of action for breach of contract, fraud, unfair competition, unfair trade practices, interference with contract and prospective economic advantage, indemnity, and injunctive and declaratory relief. The Company filed its answer to the cross-complaint on January 31, 1994, generally denying all the allegations thereof and asserting various affirmative defenses. Discovery in these actions was conducted and the case went to trial on Monday, July 10, 1995. On July 31, 1995, the Jury hearing the case awarded the Company $728,707 in damages for breach of contract by ADT. The Court also dismissed all of ADT's claims for false advertising with unfair competition. On October 17, 1995 the Court denied ADT's motion for a new trial and awarded the Company $211,471 in legal fees and court fees.

SUNRISE TECHNOLOGIES INTERNATIONAL, INC AND DANVILLE ENGINEERING, INC. V. AMERICAN DENTAL TECHNOLOGIES, INC.

   On May 2, 1994, the Company and Danville Engineering, Inc. filed two separate actions against ADT in the U.S. District Court for the Northern District of California seeking a declaration of invalidity and non-infringement of five patents related to air-abrasive dental technology (Case Nos. C94 1512 EFL and C94 1513 EFL). The patents at issue are either owned or exclusively licensed by ADT. The cases have been deemed related and are before the same judge, but have not been ordered consolidated as yet. ADT ultimately answered the complaints on October 12, 1994. The answers assert numerous affirmative defenses, as well as a counterclaim that the Company and Danville have infringed one of ADT's patents by the manufacture, sale or use of the MicroPrep. The counterclaim seeks damages, injunctive relief, attorneys' fees, costs, and a declaration of validity and infringement. ADT also seeks a declaration of validity for the remaining patents. On May 16, 1995, the parties participated in a court-ordered alternative dispute resolution procedure, which did not resolve the claims. The Company believes it has meritorious defenses to the cross-complaint and that the outcome of these legal proceedings will not have a material adverse affect on the financial position, result of operations, or liquidity of the Company.

AMERICAN DENTAL TECHNOLOGIES, INC. V. SUNRISE TECHNOLOGIES INTERNATIONAL, INC. ET AL.

   On October 14, 1994, ADT filed an action against the Company and several of its distributors in the U.S. District Court for the Eastern District of Michigan, alleging infringement of a newly-issued patent assigned to ADT, which covers technology and uses related to air-abrasive dental products (Case No. 94-74170). This action appears to involve substantially the same issues as the actions filed by the Company in the Northern District of California, but is based on a patent which has not issued at the time the Company filed its claims. On December 16, 1994, the Company filed a motion to dismiss this action as to one of the distributor defendants and to transfer the remainder of the case to California for consolidation with the California declaratory relief actions filed by the Company against ADT. On May 30, 1995, the Eastern District of Michigan granted the Company's motion to dismiss and transfer the action in its entirety to California. At present, this action is in the process of being transferred to California. The Company vigorously denies the plaintiffs allegations and believes it has meritorious defenses to this claim and that the outcome of these legal proceedings will not have a material adverse affect on the financial position, result of operations, or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   A. The Company's Annual Meeting of Stockholder's was held on September 19, 1995.

   B. The following individuals were elected to the Company's Board of Directors and received the number of votes in favor and votes withheld as indicated:

             Director               Votes in favor             Votes withheld

         Harold F. Enright Jr.        10,147,905                   132,420
         Joseph W. Shaffer            10,147,394                   132,931

      The following directors' terms in office continued after the meeting:

         Joseph D. Koenig
         David W. Light
         Ronald A. Slocum

   C. In addition to the election of directors, the following matters were voted upon at the meeting and received the number of affirmative votes, negative votes, abstentions and broker non-votes indicated:

     (I) Amendment of the Company's 1988 Stock Option Plan to increase the number of shares authorized for issuance under the 1988 Stock Option Plan from a total of 2,200,000 shares to 3,750,000 shares.

           Votes in favor:   5,894,825        Votes Against:           715,649

           Abstentions:         72,349        Brokers non-votes        175,400

     (ii)  Amendment to the Company's  certificate of incorporation,  increasing the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares.

           Votes in favor:   9,142,603         Votes Against:          677,094

           Abstentions:         65,020         Broker non-votes:             0

     (iii) Approval of the Non-Employee Directors' Stock Option Plan.

           Votes in favor:   5,620,960         Votes Against:          817,989

           Abstentions:         83,629         Broker non-votes:       175,400

     (iv) Ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1995.

           Votes in favor:  10,208,116         Votes against:           31,771

           Abstentions:         40,438         Broker non-vot                0


   ITEM 6.  EXHIBITS AND REPORTS AND FORM 8-K.

     A.  Exhibits
         None

     B.  Report on Form 8-K
         Report on Form 8-K filed on October 5, 1995 reporting the closing of a private placement of 13,000,000 shares of the Company's common stock. The private placement resulted in net proceeds to the Company of $6,560,000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 11, 1995   By:   /s/ David W. Light
                             --------------------------------
                             President and Chief Executive Officer


Date: November 11, 1995   By:   /s/ Martin D. Meeker
                             --------------------------------
                             Vice President, Finance and Chief Financial Officer