Form 10-K405
period 1995-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1996-04-01
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 (FEE REQUIRED), OR

[ ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE   TRANSITION    PERIOD   FROM
    ____________   TO    ____________.


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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant was approximately $35,151,000 as of March 21, 1996 based upon the price on the Over-The-Counter market for that date.

There were 25,280,056 of the Registrant's Common Stock issued and outstanding on March 21, 1996.


                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW
     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems for applications in ophthalmology and dentistry. In addition, the Company has developed, manufactures and markets an air abrasive cavity preparation system for dentistry (the "MicroPrep(TM)").
Through the end of 1991, the Company was the exclusive developer and manufacturer of dental laser systems for American Dental Technologies, Inc. ("ADT"), formerly known as American Dental Laser, Inc., and derived substantially all of its revenues from the sale of the dLase, 300 Dental Laser system (the "dLase 300 system") to ADT for distribution in the United States and overseas markets. ADT commenced foreign sales of the dLase 300 system in December 1988 for the treatment of caries (tooth decay) and soft tissue (such as gingivectomies). Following the clearance by the United States Food and Drug Administration ("FDA") to market the product for soft tissue applications, the Company commenced distributing the product in the United States in May 1990. The Company filed a Pre-Market Approval application ("PMA") for commercial sales of the dLase 300 in the United States for treatment of hard tissue in October 1988, which was not recommended for approval in August, 1990 and again denied in February 1996. The Company is currently evaluating this development in relation to its overall marketing of the dental laser.

     Since mid-1992, the Company has focused a significant portion of its efforts on engineering and development of its laser corneal shaping product (the "LTK system") for the treatment of refractive errors of the eye, such as myopia, hyperopia and astigmatism. The LTK system is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992. The LTK system was introduced overseas in the fourth quarter of 1993 for the treatment of hyperopia and astigmatism. The Company conducted Phase IIa clinical trials of this system for the treatment of hyperopia in the United States pursuant to an IDE from the United States Food and Drug Administration ("FDA") through 1994. In February 1995, the Company filed its request with the FDA to commence Phase IIb clinical trials. In a March 1995 letter, the FDA cited various deficiencies in the Company's February letter and requested additional information. In December 1995, the Company submitted the requested additional information. In January 1996, the FDA responded to the Company's submittal by requesting current follow-up data on all Phase IIa patients. In March 1996, the Company provided the current follow-up data on all Phase IIa patients and expects that it will be able to expand its study to Phase IIb in the second quarter of 1996. (See "Products", "Government Regulation", "Patents and Licenses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     In April 1993, the Company commenced development of the MicroPrep, an air abrasive cavity preparation system, pursuant to a joint development and exclusive manufacturing agreement with Danville Engineering, Inc. The Company filed a 510(k) application with the FDA in June 1993, and received FDA market clearance during the second quarter of 1994. (See "Products" and "Government Regulation"). Initial shipment of the product began in June 1994. In October 1995, the Company introduced the Associate, a table-top version of the MicroPrep.

     The Company has incurred substantial losses in the past three years which have seriously depleted its working capital. Sales of its existing dental products at current levels will not be sufficient to sustain both the existing business and the continued development and regulatory licensing of additional products including the LTK system. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock. These private placements raised $13,051,000 in 1994 and 1995 in new equity for the Company. The Company is seeking to raise additional working capital for all aspects of its business. If the Company is unable to obtain additional working capital, it may be forced to substantially curtail its activities and could, under certain circumstances, be forced to eliminate or suspend operations.

PRODUCTS

DENTAL

     SUNLASE DENTAL LASER SYSTEMS

     The SunLase series of dental laser systems are portable laser systems designed to be used in dentistry, without the use of local anesthetic, for hard tissue applications such as treatment of dental caries (cavities) and pre-carious dental lesions (the precursor of cavities) and for soft tissue cutting procedures in the oral cavity.

     The Company introduced the SunLase 800 for sales in international markets during the third quarter of 1992 for hard and soft tissue applications. The SunLase 800, which was developed using technology from the Company's ophthalmic and surgical laser technologies, uses a pulsed Nd:YAG with a variable power of
0.3 watts to 8 watts and provides a choice of pulse rates from 10 to 50 pulses per second. The SunLase 800 incorporates a memory feature that allows the practitioner the choice of up to eight programmable treatment settings. The application of solid-state laser technology provides low-cost, efficient and reliable operations. No special utilities are required and the unit plugs into any standard electrical outlet.

     In March 1993, the Company introduced two new dental laser systems in the United States market for soft tissue applications--the SunLase 400, a four watt dental laser system and the SunLase Master, an eight watt dental laser system with a pulse rate of from 10 pulses per second to 100 pulses per second. The Company obtained FDA clearance to market these procedures prior to their introduction.

     MICROPREP DENTAL APPLICATIONS

     The  Company  entered  into a joint  development  agreement  with  Danville
Engineering  in April  1993,  to develop  the  MicroPrep,  a low cost,  compact, microprocessor-controlled air abrasive unit. Pursuant to the terms of the agreement, Danville Engineering provides the air-abrasive module for incorporation into the MicroPrep. In addition, Danville Engineering may act as a non-exclusive distributor of the product. The MicroPrep uses a high speed air stream containing small particles which when directed at teeth, have an abrasive action that can be used to cut enamel and dentin, thereby prepare a cavity for restorative material. The air abrasive method allows for rapid cutting of the tooth structure with minimal heat, vibration and pressure, thereby permitting cavity preparation without the use of local anesthetic in most cases. In cases where the tooth is hypersensitive, pulpal stimulation can be controlled by reducing the pressure of abrasive material delivered to the tooth structure.

     The MicroPrep Director is approximately suitcase-sized (similar to the Company's dental laser packaging) and has a built-in compressor which improves the portability of the system as compared to the competitive product which uses the dentist's existing compressed air supply. The Director utilizes a standard 115 volt outlet, delivers abrasive at from 80 psi to 120 psi, and operates at three different pressures, three different abrasive concentrations and also has a pulsed mode to allow the dentist innumerable variations on delivering abrasive to the target tooth structure. The Company filed a 510(k) with the FDA in June 1993 and received clearance to market the product in May 1994. Initial product shipment began in June 1994. In October 1995, the Company introduced the "Associate," a table-top version of the MicroPrep. The Company recorded nominal shipments of the Associate in 1995.

OPHTHALMIC

     OPHTHALMIC LASER SYSTEM FOR GLAUCOMA

     In 1990, the Company developed the gLase 210 ophthalmic system (the "gLase 210 system"), a holmium laser system designed to perform a filtering procedure for the treatment of glaucoma. Conventional filtering procedures, whereby a permanent drainage duct is created to relieve the pressure in the eye, is a difficult surgical procedure and is currently being performed only by a limited number of glaucoma specialists. The gLase 210 system emits radiation at a wavelength that is highly absorbed by water, and therefore by all tissues in the body because water is the main constituent of all body tissues. The goal of a filtering procedure is to relieve the pressure inside the eye by making a small hole in the sclera, the strong wall of the eye. The pulsed nature of the holmium laser combined with the wavelength, provide an effective and efficient way of creating a hole in the sclera with minimal disturbance to surrounding tissues. The laser beam is brought to the target inside the eye with a 200 micron fiber built into a special probe that emits the laser beam at a right angle to the fiber axis.
     The design characteristics and the unique delivery device of the gLase 210 system enables the ophthalmologist to perform this procedure on an outpatient basis, thus avoiding the use of an operating room and the hospitalization sometimes required with traditional filtering surgery. Foreign sales of the gLase 210 system commenced on a limited basis during the second quarter of 1990; domestic sales commenced in December 1990 when the Company received FDA clearance to begin commercial sale of the product line in the United States for the filtering procedure. The gLase 210 system is currently marketed directly and through dealers, distributors and manufacturer's representatives in the United States and through distributors internationally. Sales of the gLase 210 system have been limited and never represented more than 11% of revenues in any year.

     CORNEAL SHAPING SYSTEM

     In April 1992, the Company acquired Laser Biotech, Inc., a California corporation ("Laser Biotech"), through a merger of a wholly-owned subsidiary of the Company with Laser Biotech (the "Merger"). Laser Biotech was founded in 1986 by Bruce J. Sand, M.D., FACS, to research and develop a precision laser instrument for eye surgery. In connection with the Merger, the Company also acquired certain patent and patent applications held by Dr. Sand covering a patented technique for reshaping the cornea using a laser. The technique, called Laser Thermal Keratoplasty (the "Corneal Shaping System"), alters the shape of the cornea to correct refractive disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism without removing corneal tissue. The procedure employs a laser to shrink, selectively, the collagen in the cornea, changing the curvature of the cornea and thereby changing the refractive power of the eye. By comparison, excimer laser systems for corneal reshaping developed by Summit Technologies, Inc. and VISX, Inc. remove parts of the cornea to achieve changes in refraction. Laser Biotech conducted pre-clinical studies to gain preliminary information on the efficacy and safety of the product, which resulted in positive indications the Corneal Shaping System can be applied successfully and safely to correct refractive errors.

     In May 1992, the Company acquired substantially all of the in-process technology of Emmetropix Corporation, a Texas corporation ("Emmetropix"), including an assignment of certain patent applications and related technology from an Emmetropix shareholder which the Company believes will be useful in developing the LTK system.

     The Company received an IDE from the FDA to begin Phase I clinical trials on human subjects in the first quarter of 1992. Phase I trials commenced in June 1992 using a prototype LTK system designed and developed by the Company. The Company completed Phase I of the clinical work for the LTK system and filed its results with the FDA in June 1993. In September 1993, the Company received clearance to begin Phase IIa clinical trials for the treatment of hyperopia and these clinical trials have commenced. The trials were conducted at Doheny Eye Institute at USC and Baylor University and completed in November 1994. In February 1995, the Company filed its request with the FDA to commence Phase IIb clinical trials. In a March 1995 letter, the FDA cited various deficiencies in the Company's February letter and requested additional information. In December 1995, the Company submitted the requested additional information. In January 1996, the FDA responded to the Company's submittal by requesting current follow-up data on all Phase IIa patients. In March 1996, the Company provided the current follow-up data on all Phase IIa patients and expects that it will be able to expand its study to Phase IIb in the second quarter of 1996.

     In addition, clinical trials were initiated outside the United States in early 1993 and are ongoing. The Company has obtained FDA export clearance to market the Corneal Shaping System in most European countries, Turkey, Saudi Arabia, Canada, Mexico, Brazil, Japan, China, Korea, Hong Kong, the Bahamas, and other countries, although such sales are subject to the individual regulatory authority of each country. Following regulatory approvals, the Company commenced marketing the Corneal Shaping System overseas, primarily in Europe, for the treatment of hyperopia and astigmatism in December 1993. Some preliminary experiments have been done on myopia.

     The LTK system incorporates the the Sun 1000, a modified gLase 210 system as the laser source into a delivery system that is built into a standard slit-lamp to perform the LTK procedure. A slit-lamp is a binocular microscope used regularly by ophthalmologists to examine an eye binocularly under high magnification. The Corneal Shaping System delivers eight simultaneous laser beams disposed in a circle of varying diameter. This system allows for easy alignment on the patient's eye and the delivery of a two second exposure for the treatment. To date, international sales of the Corneal Shaping System have been limited and below expectations. Revenue in the United States cannot be expected before 1999 at the earliest.

      There can be no assurance the Company will successfully develop or market the Corneal Shaping System, the FDA will approve the results of continued clinical trials, or the PMA will be approved which will result in the Company marketing the product in the future. (See "Government Regulation" and "Marketing and Sales").

GOVERNMENT REGULATION

     The Company's products are subject to significant government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, such standards require products be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Company's products for routine clinical applications or the time the clearance process will require will not be extensive.

     No clinical testing of the Company's products on humans may be undertaken without first obtaining an IDE from the FDA. To date, sales of the Company's dental and ophthalmic laser systems in the United States for clinical testing on humans have been pursuant to approved IDE's.

     There are two principal methods by which FDA regulated products may be marketed in the United States. One method is an FDA premarket notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate the device for which clearance is sought is substantially equivalent to devices on the market before May 1976. The review period for a 510(k) Application is 90 days from the date of filing the application. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that often extend the review period beyond 90 days. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) notification.

     The alternate method, where section 510(k) is not available, is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA application is significantly more complex and time consuming than the 510(k) Application. The review period under a PMA application is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days.

     The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require postmarket testing and surveillance programs to monitor a product's effects. All of the Company's products will require filing of an IDE, and a 510(k), or PMA. There can be no assurance the appropriate approvals from the FDA will be granted for the Company's products, the process to obtain such approvals will not be excessively expensive or lengthy or the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and would have a materially adverse effect on the business of the Company.

     The Company is also subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA which requires laser manufacturers to file new product and annual reports; to maintain quality control, product testing and sales records; to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to an end-user as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The CDRH (Center for Devices and Radiological Health) is empowered to seek fines and other remedies for violations of the regulatory requirements.

     Foreign sales of the Company's dental and ophthalmic laser systems are subject in each case to clearance by the FDA for export to the recipient country. Regulatory requirements vary widely among the countries, from electrical approvals to clinical applications similar to the PMA application filed with the FDA for sales in the United States. There can be no assurance the Company will be successful in obtaining such approvals for its products in the future.

MARKETING AND SALES

     Through 1992, substantially all of the Company's revenues were derived from sales of dental laser systems to ADT.

     The Company's strategy is to market its products through established medical or dental equipment distributors overseas. In the United States, the Company sells its dental products through a small direct sales force coupled with distributors and dealers where appropriate. In 1990, the Company completed development and obtained regulatory clearance to market the gLase 210 system for sclerostomy. A modified gLase 210 system is used together with the LTK device to produce the Sunrise Corneal Shaping System to treat hyperopia. Sales of this system will be more significant.

     In September 1992, the Company commenced sale of the SunLase 800 internationally through distributors for hard and soft tissue applications. Following settlement of its dispute with ADT in February 1993, the Company expanded its network of established international distributors for sale of its dental laser systems and commenced marketing dental laser systems in the United States for soft tissue applications.

     To date, the Company has established relationships with distributors in Japan, Middle East countries, Korea, Taiwan, Hong Kong, the Netherlands, Belgium, Italy, Spain, Turkey, Germany, the Scandinavian countries, Switzerland, Great Britain, Canada, Mexico and Argentina for sale of the ophthalmic systems.

     Unlike ophthalmology where lasers have been used for many years, the introduction of laser systems for dental applications represents a significant innovative treatment method. The ultimate success of the Company in penetrating the dental market is dependent upon a well-trained and educated direct sales distributor organization. The Company believes dental trade shows as well as local dental organization trade meetings also represent an important opportunity to provide dentists with an understanding of the application of the Company's products to their practice and the dental market currently lacks the educational programs necessary to provide the practitioner with an understanding of the benefits of the Company's products not only to the patient but to their practice. Furthermore, the Company's initial marketing efforts indicate dentists have been confused by the variety of lasers offered for dental applications and the market for dental lasers may not expand significantly until FDA approval for hard tissue applications has been obtained. This marketing program will require significant effort and expenses in order to establish a market presence in the United States.

     For ophthalmic and medical applications, the extent and nature of the Company's marketing efforts are determined by a number of factors, including the number of specialists in the area and the characteristics of the laser applications. The ophthalmic market for the gLase 210 has been impacted by reimbursement pricing pressures, the continued need for publication of long term follow-up data, and increased educational requirements on the part of the practitioner regarding follow-up requirements and patient monitoring. The Company markets its ophthalmic products through distributors. The establishment of a successful distributor network requires providing the distributors with the sales instruments (brochures, clinical data, research papers, educational videos). Such marketing efforts are expected to include presentations at conventions and trade shows, customer training by Company personnel and sponsorship of teaching seminars, clinical presentations, and research by others. The Company also hires additional marketing and sales consultants from time to time to assist in the introduction of its products.

     There can be no assurance the Company can effectively market its existing and planned new products.

ENGINEERING AND DEVELOPMENT

     The Company's success will depend substantially upon its ability to develop, produce and market innovative new products.

     For the years ended December 31, 1993, 1994, and 1995, the Company expended $2,170,000 (excluding acquired in-process research and development), $1,5610,000 and $503,000, respectively, on engineering and development, relating to dental and ophthalmic lasers, and MicroPrep as well as research on a variety of medical and dental applications. The Company continues to explore several other types of lasers with varying characteristics in order to find the optimal interactions with tissues in specific medical and dental applications. Clinical testing and sale of the Company's products are subject to obtaining applicable regulatory approvals, of which there can be no assurance. The Company's research and development activities are conducted in house as well as by outside sources, including consultants and universities.

     The laser industry is characterized by extensive research and rapid technological change. Development by others of new or improved products, processes or technologies may make product development by the Company obsolete or less competitive. The Company will be required to devote continuing efforts and funds to further developments and enhancements for its existing products and for its research and development of new technologies and products. There can be no assurance the Company will be able to successfully adapt its operations to evolving markets and technologies and fund the development of new medical products to achieve possible technological advantages.

PRODUCTION

     The Company manufactures its dental and ophthalmic lasers and MicroPrep systems from parts, components and subassemblies obtained from a number of unaffiliated suppliers, and the Company designs the software incorporated into a microprocessor purchased from an unaffiliated third party. Engineering and development, prototype production, and all manufacturing, assembly and testing activities take place at its Fremont, California facility. Although all the parts and components used by the Company are available from multiple sources, several are currently being purchased from only one source to obtain volume discounts. Lack of availability of certain components could require minor redesign of the products resulting in production delays.

     In late 1993, the Company realigned its production structure through a reduction in production manpower to more accurately reflect short term demand as well as the realignment of responsibilities.

     The Company's dental laser systems, ophthalmic laser systems, and the MicroPrep products have been designed in a modular fashion to facilitate the assembly process. The Company intends to utilize modular design and construction concepts in connection with its future products.

     The Company will require additional engineering and manufacturing staffing as new products are introduced into the marketplace.

POTENTIAL LIABILITY

     The testing and use of human healthcare products entail an inherent risk of physical injury to patients and resultant product liability or malpractice litigation. While the Company has obtained product liability coverage in the amount of $5,000,000 with an umbrella policy for an additional $5,000,000, such coverage is limited, and there can be no assurance such coverage will be sufficient to protect it from all risks to which it may be subject. Those costs of defending a product liability or malpractice action could have a material adverse impact on the Company, even if the Company were to ultimately prevail.

PATENTS AND LICENSES

     Pursuant to the ADT Agreements, the Company assisted ADT and its founders in the preparation of several patent applications, which have been filed in the United States Patent and Trademark Office and in certain countries in Europe. From these applications, several patents have been issued and have been assigned to ADT. Pursuant to the terms of its settlement with ADT in February 1993, the Company obtained a royalty bearing non-exclusive, worldwide license under ADT's patents and patent applications covering the manufacture, sale or use of dental laser products. There can be no assurance any additional patents will be issued or any such patents will afford protection or benefit to the Company.

     The Company has two issued patents on its gLase 210 ophthalmic product.

     In the acquisition of Laser Biotech, the Company acquired a United States patent and pending United States and foreign patent applications previously licensed to Laser Biotech by Dr. Bruce Sand, its founder. The issued patent covers a method for using a laser to shrink collagen in the body. Since the acquisition, two more patents filed by Dr. Sand have been allowed, and have been assigned to the Company. In the Emmetropix acquisition, the Company acquired three United States patent applications as well as foreign patent applications previously licensed to Emmetropix, which the Company believes will be useful in developing its laser thermal keratoplasty product. In addition, the Company has filed a patent application covering the corneal shaping system it developed to make use of the LTK procedure.

COMPETITION

     The medical and dental laser and equipment industries are generally subject to intense competition and are characterized by rapid technological change. The Company's products will compete with conventional treatment methods, as well as with products marketed by other medical and dental laser equipment manufacturers, most of which have significantly greater financial resources than the Company. While the Company believes its compact products, which can be used in the doctor's office, offer better treatment characteristics than currently available systems and offer comparable treatment at lower cost, there can be no assurance the Company will be successful in marketing its dental and ophthalmic products.

     DENTISTRY

     Since 1990, the Company's dental laser systems have been marketed in the United States for soft tissue applications and overseas for both hard and soft tissue applications. Soft tissue applications include gingivectomies, gum contouring and minor surgical cuts such as frenectomies. The Company believes its system, which employs a lightweight contact probe, offers advantages over traditional surgical methods in that it allows the dentist to perform such procedures with minimal bleeding and without anesthesia in most cases. The Company currently competes with ADT among others with respect to its dental laser systems.

     In recent periods, competition in the dental laser industry has increased significantly, as various dental laser systems have been introduced into the market, primarily for soft tissue applications. These include pulsed and continuous wave Nd:YAG, carbon dioxide and argon lasers. The introduction of these systems has to some extent generated confusion and delays among end-users, who must sort through various claims and complex technologies prior to purchasing a dental laser system. There are several other competitors marketing dental laser systems for soft tissue applications including ADT. The Company's products also compete with established methods of treating caries, primarily the dentist's drill, certain chemical solutions and with CO2 laser systems currently marketed for other dental procedures. There are no laser systems currently marketed in the United States for hard tissue applications and the Company believes the market for its dental laser systems may be minimal until FDA clearance to market for such application can be obtained.

The Company's products will be required to compete with respect to price, ease of use and rapid effective treatment. There can be no assurance other companies will not introduce new products that compete with the Company.

     The Company currently markets the MicroPrep, an abrasive-action cavity preparation unit that competes with ADT's KCP 2000.

     OPHTHALMOLOGY

     The laser market in ophthalmology is extremely competitive, due to a relatively wide acceptance of ophthalmic laser products by the physicians. There are currently a number of manufacturers of ophthalmic laser systems, including the Medical Division of Coherent, Inc. ("Coherent"), which produces laser systems for a number of ophthalmic applications and which possesses substantially greater financial and other resources than the Company. In the Company's opinion, Coherent is the dominant competitor in the ophthalmic market. The Company has developed the gLase 210 system for ophthalmic procedures, (i.e. sclerostomy, etc.) which it believes are not performed efficiently by most laser products currently available. The Company believes its gLase 210 product offers better treatment characteristics than these competing products due to its less invasive nature of treatment. There are a number of other laser approaches in filtering surgery including a hot sapphire tip using a continuous wave Nd:YAG by Surgical Laser Technologies and a pulsed dye laser that requires the introduction of a dye into the sclera by Candela.

     Use of the holmium laser for LTK will compete with or supplement existing treatments for refractive disorders, including eyeglasses, contact lenses, other refractive surgeries (such as radial keratotomy) and other technologies currently under development, such as corneal implants and surgery involving other laser techniques. The industry is characterized by extensive research and rapid technological change. Newer technologies could be developed with better performance for refractive surgery than LTK. The significant competitive factors in the industry will include price, convenience, success relative to vision correction, acceptance of new technologies and patient satisfaction.

     Aside from using eyeglasses and contact lenses, refractive errors are currently being treated by a surgical approach called Radial Keratotomy ("RK"). This procedure makes a number of long radial cuts over 90% through the cornea. This leads to a scarred healing response resulting in a modification of the corneal curvature.

     Currently, the dominant laser approach for the treatment of myopic refractive disorders is the use of the excimer laser. In the United States, VISX, Incorporated ("VISX") and Summit Technology, Inc. ("Summit") are the leading manufacturers of excimer refractive surgical systems. The Company believes the LTK process for the treatment of hyperoptic refractive disorders offers several distinct advantages over the use of excimer lasers, including ease of use and less invasiveness. Both VISX and Summit have significantly greater financial resources than the Company. In October 1995, both Summit and Visx announced that the FDA had approved their PMA applications to commercially market and sell their eximer laser systems in the U.S. for correctional myopic refractive disorders only. It is unclear what effect this development will have on the Company's business.

     Summit has also developed a system utilizing a "dual laser" approach, where an excimer laser is used for the treatment of myopia and holmium laser is used to treat hyperopia. Summit's use of the holmium laser differs from the Company's in several ways, including being hand held rather than projected by an optical system. Based on discussions with its patent counsel, the Company believes Summit's holmium system may violate certain of its U.S. and foreign patents. The European companies Lasertec International, Gmbh and Technomed Technology offer a holmium laser system with contact probe similar to the Summit approach.

     The Company believes the potential use of the process of shrinking collagen is more attractive than competitive methods because it can address all refractive errors with minimal damage to the cornea. There can be no assurance, however, the method can be reduced to practice using a reliable laser system or the Company will receive regulatory approvals or successfully market such a product.

BACKLOG

On December 31, 1995 the Company had a backlog of approximately $750,000.

WARRANTY AND SERVICE

     The Company provides a limited warranty on its dental laser systems. This warranty is limited to 12 months from date of shipment by the Company. The Company provides services to systems out of warranty in the United States. The Company's laser products include microprocessors and software that perform self checks upon startup and during operation. In addition, the systems feature software that allows service personnel to perform diagnostic checks in the field. The Company currently provides support services by telephone to customers with operational and service problems and makes necessary repairs at its plant or at the laser site. To date, actual costs incurred related to warranty work have been minimal.

     The Company provides similar warranties and support services to end-users concerning its direct sales of the gLase ophthalmic laser systems; however, in the case of sales by the distributors, all product service will be provided by the distributor.

EMPLOYEES

     At December 31, 1995 the Company had 53 full-time employees (including its executive officers); 16 in manufacturing, 5 in engineering and development, 25 in marketing, sales and regulatory, and 7 in administration.

     The Company is primarily dependent upon its engineering and development employees and consultants for the development and improvement of current and proposed products. The Company's future success will depend in a large part upon its ability to attract and retain highly qualified scientific and management personnel.

      The Company believes its future success will depend in part on its ability to continue to train and retain highly skilled technical, marketing and management personnel. None of the Company's employees are represented by a labor organization. The Company maintains various benefit plans and experiences good employee relations.

EXPORT SALES

     In 1995, approximately 69% of the Company's revenues were international as compared to approximately 68% in 1994.

CAUTIONARY STATEMENTS-RISK FACTORS

     In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(I) of the Securities Act of 1933, as amended, and in Section 21E(I) of the Securities Exchange Act of 1934, as amended.

     Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute
certainty.   Accordingly,
shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

     In particular, the Company believes the following facts could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.

HISTORY OF LOSSES; PROFITABILITY UNCERTAIN; CASH FLOW DEFICITS

     Since the first quarter of 1992, the Company has incurred substantial losses which have depleted its working capital and reduced its stockholders' equity. The losses initially resulted from a significant decline in revenue caused by a substantial decrease in sales to ADT of the Company's dLase 300 system, a product which the Company developed and manufactured on an exclusive basis for ADT and from which the Company derived substantially all of its revenues through 1992. While the Company has since taken measurements to lower its operating expenses, it has been unable to sufficiently increase sales of its other dental and ophthalmic products to return to profitability. The Company has consistently produced negative operating cash flows since the end of 1991 and operating cash flows are forecasted to remain negative through at least the third quarter of 1996. The Company's negative cash flows have been largely funded by proceeds received from prior private offerings. To the extent the Company is unable to meet its financial forecasts, it is highly likely that all of the proceeds from the prior equity offerings would be used to fund continued negative operating cash flows and the Company would be forced to issue additional equity securities in order to continue operating. No assurance can be given that such additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If the Company is unable to return to profitable operations and adequate funds are not available to satisfy its short-term and long-term operating requirements necessary to sustain the Company's continued operations, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, or limit its operations in their entirety.

SALES OF AIR ABRASIVE PRODUCTS

     The Company commenced shipments of its air abrasive system for cavity preparation during 1994 and expanded its line to include a lower cost system designed to be affordable in any general dental office. The Company's ability to operate its dental business on a profitable basis depends primarily on future sales of these systems. As a result of the decision in 1995 to replace the entire dental distribution structure with a direct sales force and new distributors and start-up production problems, sales of the air abrasive systems during the past six months have been significantly below expectations. There are no assurances that the future sales of air abrasive products will be sufficient to enable the dental business to be profitable.

PATENT LITIGATION

     The Company has been accused by American Dental Technologies ("ADT") of infringing on its patents covering air abrasion systems for dental use. A trial in the primary patent claims is scheduled for February 1997. Unless the ADT claims are settled, the Company anticipates significant legal costs on this matter throughout 1996 and beyond. An unsuccessful defense of ADT's patent claims could result in limitations on the sale of the Company's systems and the requirement to pay significant royalties, either of which would have a material adverse impact on the Company's financial condition and results of operation.

REGULATORY MATTERS-FDA APPROVAL OF LTK SYSTEMS

     The Company anticipates it will receive FDA approval to enter Phase IIb studies of its LTK system during the second or third quarter of 1996, and to enter Phase III studies in 1997, and hopes to complete the process by the end of 1998. Any significant change in the anticipated approval process will delay the earliest possible date of FDA approval and will likely increase the costs of pursuing approval. This could significantly increase the Company's budgeted costs for the 1996-1998 time period.


ITEM 2.  FACILITIES

     The Company leases 26,000 square feet for all its business activities including executive offices as well as engineering and development, manufacturing, assembly and testing activities in Fremont, California at a rental of approximately $24,000 per month, including expenses. The lease expires in January 1997.

ITEM 3.  LEGAL PROCEEDINGS

     AMERICAN DENTAL TECHNOLOGIES, INC. V.SUNRISE TECHNOLOGIES
     INTERNATIONAL, INC.

     On October 18, 1993, the Company filed an action against American Dental Technologies, Inc. ("ADT"), formerly American Dental Laser, Inc., in Alameda County Superior Court (Case No. H-172132-2). The complaint asserts a cause of action for breach of contract and seeks compensatory damages in excess of $900,000, as well as attorneys' fees and costs. The case arises from a dispute between the parties regarding their rights and obligations under the terms of the settlement agreement that terminated their manufacturing/distribution relationship for dental products. On or about December 27, 1993, ADT filed a general answer to the complaint denying all material allegations thereof and asserting various affirmative defenses. In addition, ADT filed a cross-complaint against the Company asserting causes of action for breach of contract, fraud, unfair competition, unfair trade practices, interference with contract and prospective economic advantage, indemnity, and injunctive and declaratory relief. The Company filed its answer to the cross-complaint on January 31, 1994, generally denying all the allegations thereof and asserting various affirmative defenses. This matter was brought to trial in July 1995, resulting in a jury verdict in the Company's favor on July 28, 1995. Subsequently, on November 14, 1995, ADT deposited with the court a cashier's check in the amount of $1,410,267 and filed an appeal of the jury verdict, which is presently pending.

SUNRISE TECHNOLOGIES INTERNATIONAL, INC AND DANVILLE ENGINEERING, INC. V. AMERICAN DENTAL TECHNOLOGIES, INC.

     On May 2, 1994, the Company and Danville Engineering, Inc. filed two separate actions against ADT in the U.S. District Court for the Northern District of California seeking a declaration of invalidity and non-infringement of five patents related to air-abrasive dental technology (Case Nos. C94 1512 EFL and C94 1513 EFL). The patents at issue are either owned or exclusively licensed by ADT. ADT acknowledged the patents in Case Number 941512 EFL did not cover Sunrise products. Accordingly, this action was dismissed. ADT brought a motion to dismiss both complaints for lack of subject matter jurisdiction, which was denied on July 7, 1994. ADT answered the complaints on October 12, 1994. The answers assert numerous affirmative defenses, as well as a counterclaim that the Company and Danville have infringed one of ADT's patents by the manufacture, sale or use of the MicroPrep. The counterclaim seeks damages, injunctive relief, attorneys' fees, costs, and a declaration of validity and infringement. ADT also seeks a declaration of validity for the remaining patents. Discovery is currently pending. The Company believes it has meritorious defenses to the cross-complaint.

 AMERICAN DENTAL TECHNOLOGIES, INC. V. SUNRISE TECHNOLOGIES INTERNATIONAL, INC. ET AL.

     On October 14, 1994, ADT filed an action against the Company and several of its distributors in the U.S. District Court for the Eastern District of Michigan, alleging infringement of a newly-issued patent assigned to ADT, which covers technology and uses related to air-abrasive dental products (Case No. 94-74170). This action appears to involve substantially the same issues as the actions filed by the Company in the Northern District of California, but is based on a patent which has not issued at the time the Company filed its claims. On December 16, 1994, the Company filed a motion to dismiss this action as to one of the distributor defendants and to transfer the remainder of the case to California for consolidation with the California declaratory relief actions filed by the Company against ADT. The Company's motion was granted on May 30, 1995. The case was transferred and has been consolidated with Case Number 94-1513. Discovery is currently pending. The Company vigorously denies the plaintiff's allegations and believes it has meritorious defenses to this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                                 NOT APPLICABLE

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock was first traded under the symbol "SNRS" on May 12, 1989 on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system, the principal trading market for the Company's securities. The Company began trading on NASD/NMS on May 7, 1991. Effective July 10, 1995, the Company's common stock was removed from NASDAQ's quotation system for failure to meet minimum listing qualifications. Subsequent to that date, the Company's common stock has traded "Over-the-Counter." The table below sets forth the high and low sales price for the Company's Common Stock as reported on the NASDAQ system for each quarterly period through June 1995. The sales prices for the two quarters ending September 30, and December 31, 1995 and at March 21, 1996 were obtained from an over-the-counter quotation service.

                             PRICES FOR COMMON STOCK

              Period Ended               Low Bid          High Bid
              ---------------------- ---------------- -----------------
              March 31,  1994                  $4.25             $6.50
              June 30, 1994                    $4.25             $6.25
              September 30, 1994               $1.63             $4.50
              December 31, 1994                $1.13             $3.00
              March 31, 1995                   $0.69             $1.97
              June 30, 1995                    $0.56             $1.25
              September 30, 1995               $0.50             $2.37
              December 31, 1995                $0.94             $2.44
              March  21, 1996                  $1.34             $1.44


     Such  over-the-counter   market  quotations  reflect  inter-dealer  prices,
without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     The Company has approximately 9,000 stockholders of record of its Common stock as of March 21, 1996.

     The Company has approximately 14 warrant holders of record for its warrants as of March 21, 1996

     No cash dividends have been paid on the Common Stock. For the foreseeable future, it is anticipated earnings, if any, will be used to finance the growth of the Company and cash dividends will not be paid to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data derived from the audited financial statements for the years ended December 31, 1991, 1992, 1993, 1994 and 1995.

                                                                YEAR ENDED DECEMBER 31,
                                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                              -------------------------------------------------------------
                                                    1991         1992        1993        1994         1995
                                                    ----         ----        ----        ----         ----
           Net revenues                          $20,337       $8,550     $11,860      $7,578       $5,294
           Gross profit                           11,333        3,604       5,009       1,340        1,637
           Purchase of in-process                   ----        8,466        ----        ----         ----
           technology
           Operating costs and expenses            5,295       16,941      11,461       8,257        5,824
           Income(loss) from operations            6,038     (13,337)     (6,452)     (6,917)      (4,187)
           Income tax expense (benefit)            2,176      (1,612)         232        ----         ----
           Net income (loss)                       3,986     (11,640)     (6,624)     (6,910)      (4,130)
           Net income (loss) per share              0.52       (1.44)      (0.74)      (0.68)       (0.28)
           Shares used in calculation of           7,693        8,111       8,955      10,129       14,935
           net income (loss) per share
           Total assets                           12,596       10,339       5,511       3,822        6,689
           Long term obligations                      98           79          18        ----         ----
           Total stockholders' equity              9,608        9,038       2,708       1,357        4,745
           Working capital                         8,545        7,877       1,965       1,101        4,541

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has incurred substantial losses in the past three years which have seriously depleted its working capital. Sales of its existing dental products at current levels will not be sufficient to sustain both the existing business and the continued development and regulatory licensing of additional products including the LTK system. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock. These private placements raised $13,051,000 in 1994 and 1995 in new equity for the Company. The Company is seeking to raise additional working capital for all aspects of its business. If the Company is unable to obtain additional working capital, it may be forced to substantially curtail its activities and could, under certain circumstances, be forced to eliminate or suspend operations.

     Since its inception, the Company has been engaged in the design, development, manufacture and sale of laser systems for applications in medicine and dentistry. The Company's first commercial product, the dLase 300 dental laser system, was developed pursuant to a series of development, manufacturing and marketing agreements with American Dental Technologies, Inc. ("ADT") formerly known as American Dental Laser, Inc.. Pursuant to the agreements with ADT, the Company had exclusive manufacturing rights to this product and ADT had exclusive distribution rights and owns the technology rights including related patent rights. ADT commenced foreign sales of the dLase 300 in December 1988 and, following clearance from the Food and Drug Administration ("FDA") to market the product for soft tissue applications, commenced U.S. distribution at the end of the second quarter of 1990. The Company filed a Pre-Market Approval application ("PMA") with the FDA for treatment of pre-carious lesions in October 1988, which was denied in August 1990, and commenced additional clinical trials for this application in

1991 after conferring with the FDA with respect to a new protocol. In the first quarter of 1993, the Company received FDA approval to expand the clinical studies to add more patients, an additional research site, and include the treatment of 2o caries. The Company filed a new PMA during 1994. In February 1996 the FDA's dental products advisory board voted not to recommend pre-market approval of the Company's dental laser for hard tissue applications. The Company is currently evaluating this development in relation to the overall marketing of the dental laser and whether it shoud continue to pursue FDA approval for hard tissue.

     Commencing in late 1990, the Company completed development of two new holmium laser systems, the gLase 210 and sLase 210, and obtained U.S. and certain foreign regulatory approvals for filtering and thermal sclerostomy procedures for treatment of glaucoma, percutaneous disc compression procedures for minimally invasive back surgery, as well as general and orthopedic surgical procedures.

     In the first half of 1992, the Company completed the acquisitions of in-process technology from Laser Biotech, Inc. ("Laser Biotech") and Emmetropix Corporation ("Emmetropix"), which together had patents, patent applications and other proprietary technology relating to Laser Thermal Keratoplasty ("LTK"), a technique for reshaping the cornea using a laser, which the Company believes will be useful in the treatment of myopia, hyperopia, and astigmatism. Phase I clinical trials using a prototype system commenced in mid-1992 pursuant to an Investigational Device Exemption ("IDE") from the FDA. The results of Phase I were filed with the FDA in the summer of 1993 and permission was granted by the FDA to commence Phase IIa in the fourth quarter of 1993. The Company completed Phase IIa clinical trials of the LTK system for hyperopia in the United States in November 1994. In February 1995, the Company filed its request with the FDA to commence Phase IIb clinical trials. In a March 1995 letter, the FDA cited various deficiencies in the Company's February letter and requested additional information. In December 1995, the Company submitted the requested additional information. In January 1996, the FDA responded to the Company's submittal by requesting current follow-up data on all Phase IIa patients. In March 1996, the Company provided the current follow-up data on all Phase IIa patients and expects that it will be able to expand its study to Phase IIb. in the second quarter of 1996. The Company does not expect it will receive FDA approval of the LTK system for several years.

     In April, 1993 the Company entered into an agreement with Danville Engineering to develop an air abrasive unit for cavity preparation by dentists (the "MicroPrep"). A 510(k) was filed with the FDA in July, 1993. The Company received FDA clearance to commence commercial sale of the product in the United States on May 3, 1994.

     The Company expects some of its products will require filing of a 510(k) application or a PMA with the FDA prior to marketing in the United States. In the past, the Company has encountered significant delays with respect to its PMA filing with the FDA for hard tissue dental applications and has been required to perform additional clinical studies to support such application There can be no assurance the Company's applications to the FDA, when filed, will ultimately receive marketing approval or will be approved in a timely manner, the FDA will not request additional information or where a 510(k) application is filed, the FDA will not require the Company to file a PMA for such products.

     Through 1991, revenues increased dramatically, and a substantial portion of the Company's revenues were derived from sales of the dLase 300 to ADT, accounting for approximately 90% and 79% of revenues in 1990 and 1991, respectively. Furthermore, since all dental products were marketed through ADT, the Company did not have significant sales and marketing expenses until 1991 when the Company began marketing the gLase 210. In early 1992, ADT withdrew earlier forecasts and advised the Company that orders for 1992 would be significantly reduced. The Company terminated its development and domestic distribution agreements with ADT, and ADT filed for arbitration regarding termination of the agreements as well as ownership of several new lasers developed by the Company in late 1991 and 1992. In the third quarter of 1992, the Company commenced sale of the SunLase 800, an eight-watt dental laser system, in Europe through established dental laser distributors. The arbitration was settled in February 1993, and, pursuant to the terms of settlement, both parties have equal rights to the eight-watt system developed by the Company. The Company was free to develop, manufacture and market dental lasers for its own account and has obtained royalty bearing licenses under ADT's patents for this purpose. The Company also relinquished its rights to exclusively manufacture the dLase 300 for ADT or develop or manufacture future dental products for ADT. The Company currently markets the SunLase 800 and SunLase 400, a four watt dental laser system, overseas through established dental distributors. In late February 1993, the Company introduced the SunLase and SunLase Master, a four-watt and eight-watt system, respectively, for sale in the United States.

     On August 31, 1994, the Company sold certain assets associated with its surgical laser business to David Hennings, an individual, in exchange for 275,000 shares of the Company's common stock held by Mr. Hennings and a note receivable of $48,000. The Company also granted royalty-bearing licenses to certain patents owned by the

Company. Up until the time of the transaction, Mr Hennings was an employee and officer of the Company. Subsequent to the transaction Mr Hennings also resigned his position on the Company's board of directors. The loss in disposition of these assets, which was facilitated through the formation of a new subsidiary, was not significant.

     As a result of termination of the ADT business relationship and competition in the dental industry, sales of the Company's dental laser products decreased from a high of $20 million in 1991, to less than $4 million in 1994. Revenues from the sale of dental laser products were expected to stabilize or slightly increase in 1995. However, the termination of the representation of the product line by the Company's German distributor adversely affected 1995 revenues. Sales of the MicroPrep, a non-laser dental product, which commenced in mid-1994, (see "Business") are becoming a more important part of the Company's total revenues. The Company does not expect any other products to contribute significantly to sales in 1996, and its results are highly dependent on the sale of these products. Significant revenues from sales of the LTK system cannot be anticipated until and unless U.S. regulatory approvals are obtained, a process which is expected to take no less than three additional years.

     The following table sets forth certain operations data as a percentage of net revenue for the periods indicated.

                                               YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                          1995         1994           1993

 Net Revenues                             100%         100%           100%
 Cost of revenues                           69           82             58
 Gross profits                              31           18             42
 Other costs and expenses:
      Engineering and development            9           20             18
      Sales, marketing and regulatory       57           50             48
      General and Administration            44           39             30
                                            --           --             --
 Total other costs and expenses            110          109             96
 Loss from operations                     (79)         (91)           (54)
 Interest income, net of expense             1          ---              0
 Loss before taxes on income              (78)         (91)           (54)
 Income tax expense (benefit)              ---          ---              2
                                         -----        ------          -----
 Net Loss                                (78%)        (91)%          (56)%
                                         =====        ======          =====

REVENUES

     1993 revenues of $11,860,000 reflect a full year of sales activity in the international market place for the SunLase 800 and introduction of the LTK product internationally in December 1993. Revenues decreased to $7,578,000 in 1994, approximately a 36% reduction from the 1993 levels. All product lines suffered volume decreases in 1994 when compared to 1993 with the exception of the newly introduced MicroPrep. The Company exited the surgical products market upon the sale of its surgical laser operation business to David R. Hennings, a co-founder and director of the Company. The sale was consummated in the third quarter of 1994. The MicroPrep, an air abrasive cavity preparation system showed strong initial customer acceptance in both the domestic and international market places following its June 1994 introduction. Revenues decreased to $5,294,000 in 1995, approximately a 30% reduction from the 1994 levels. Substantially all of this decrease is attributed to the dental laser product line which experienced a revenue reduction in excess of 50%. The decrease is principally related to the German market where the Company's exclusive distributor discontinued its representation of the product line. The Company's MicroPrep and Corneal Shaping System product lines maintained 1994 volume levels. Another factor influencing the Company's drop in revenue was its decision in July 1995 to rely less upon its domestic distributors and develop its own direct sales force. Although this strategic change should provide the Company with better control over its future sales, the short term impact (during the last half of 1995) adversely affected sales because of the training costs and learning curve for the new sales organization.

     In 1993,  approximately  95% of the  Company's  dental  laser sales were to international customers with very little market penetration in the United States. Although domestic laser sales increased in 1994, the Company experienced a 48% drop in total worldwide dental laser sales. The Company's marketing and sales efforts indicate dentists have been confused by the variety of lasers offered for dental applications and the market for dental lasers may not expand significantly until FDA approval for hard tissue applications has been obtained (see "Competition"-"Dentistry"). The Company believes university based educational programs coupled with clinical support may allow the dental market to become viable at some future date. This marketing program will require significant effort and expenses in order to establish a market presence in the United States.

     For those international sales not made in United States dollars, the Company, when appropriate, engages in foreign currency management to minimize the impact of foreign exchange fluctuations.

GROSS PROFIT

     Gross profit margins were 42%, 18% and 31% in 1993, 1994 and 1995 respectively. The major factors contributing to the significant reduction in gross profit margins in 1994 from the 1993 levels include lower revenues of the Company's high margin laser products, under utilization of manufacturing capacity due to decreased product shipments and increased product costs associated with the MicroPrep product line. The 1995 improvement in gross profit margin, when compared to 1994, is attributed to introduction of the cost reduced MicroPrep Director, price increases for dental lasers and the Corneal Shaping System (CSS) being a greater precentage of total Company revenues. The CSS product line has a higher gross profit margin than the Company's blended profit margin. Underutilization of manufacturing capacity continues to adversely affect gross profit margins.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses were $2,170,000, $1,561,000 and $503,000 for the years ended 1993, 1994, and 1995, respectively. Engineering and development expenses decreased to $503,000 in 1995, approximately a 68% reduction from the 1994 level. This reduction is principally due to the effect of the sale of the surgical products line (see "Overview").

SALES, MARKETING AND REGULATORY

     Sales, Marketing and Regulatory expenses were $5,686,000, $3,763,000, and $2,992,000 for the years ended 1993, 1994, and 1995 respectively.

     The Company currently markets its ophthalmic lasers and dental products through a direct sales organization working with dealers, distributors and manufacturer's representatives in the United States. Distribution for all products internationally is handled through distributors.

     The Company had five direct sales employees at the end of 1993 and 1994, and thirteen at the end of 1995. During the first quarter of 1993, the Company began to aggressively pursue relationships with foreign distributors to market the SunLase dental laser systems, resulting in increased sales and marketing expenses. Increased spending for the United States market commenced during the second quarter of 1993 with the development of brochures, attendance at trade shows and discussions with United States distributors. 1994 sales, marketing, and regulatory expenses decreased 34% from the 1993 levels. This reduction is due primarily to reduced sales commissions resulting from drop in revenues and curtailment of advertising and promotional expenditures. Sales, Marketing and Regulatory expenses decreased to $2,992,000 in 1995, approximately a 20% reduction from the 1994 level. This reduction is principally due to the lower international sales and marketing costs including commissions, as a result of decreased revenues in Germany.

GENERAL AND ADMINISTRATIVE

     General  and  administrative  expenses  were  $3,605,000,   $2,933,000  and
$2,329,000 for the years ended 1993, 1994, and 1995 respectively.

     The Company's  general and  administrative  expenses  consist  primarily of product liability and officer and director liability insurance premiums; accounting, legal and other fees related to financial transactions, patent and general corporate matters, and litigation as well as provisions for the Company's allowance for bad debts. Expenses associated with the arbitration of the ADT contract dispute and continued legal expenses associated with ADT legal actions in Federal and state courts in Michigan and California resulted in substantial legal fees in all three years. The Company implemented a reduction in workforce in December 1993 which resulted in a charge of approximately $175,000. The Company's expansion of the foreign distribution network resulted in a significant increase in the 1993 allowance for bad debts as compared with prior periods when substantially all sales were made to domestic customers. The Company anticipates on-going legal actions with ADT will result in continued high levels of legal expenses in 1996. The major factors accounting for the decrease in general and administrative expenses in 1994 from 1993 were lower salaries and related benefits, reduction in the provision for doubtful accounts and an increase in currency exchange gains. General and Administrative expenses decreased to $2,329,000 in 1995, approximately a 20% reduction from the 1994 level.

     Although legal expenses, both general corporate and litigation, remain at high levels they are much lower than in 1994 and principally account for the lower spending level.

INCOME TAXES

     In 1993, a provision of $232,000 was made to write-off deferred tax assets which had been recorded in previous years. At December 31, 1995 and 1994, all deferred tax assets computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" have been fully offset by a valuation allowance.

     As of December 31, 1995, the Company had federal net operating loss carry-forwards of approximately $18,800,000. The ownership provisions of the Internal Revenue Code of 1986 would limit the utilization of the carry-forwards should there be a substantial change in the Company's ownership.

NET LOSS

     The Company reported losses of $6,624,000, $6,910,000 and $4,130,000 in 1993, 1994, and 1995 respectively.

     The net loss in 1993 was due primarily to increased sales and marketing expenses associated with the Company's efforts to establish relationships with dental laser distributors in the United States, expenses associated with the development of MicroPrep, clinical work on the LTK system, sales launch of the LTK system internationally in late 1993, legal expenses associated with ADT litigation and the stockholders class action suit settlement, and an increase in the reserve for bad debts.

     The net loss in 1994 was due principally to a severe drop in ophthalmic laser sales in both the domestic and international market place and a decrease in foreign sales of dental lasers. Somewhat offsetting these reductions were the initial sales of the MicroPrep, the Company's air abrasive product introduced in June 1994, and the across the board reductions in operating expenses.

     The net loss in 1995 was due principally to the continued low level of sales, excess manufacturing capacity and the Company's need to maintain the basic sales, marketing, regulatory and corporate infrastructure. Although across-the-board operating expense reduction totaled $2,433,000 in 1995 when compared to 1994, the reductions do not offset the low level of sales volume.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995 the Company had $3,514,000 in cash and cash equivalents. The Company's operating activities used $4,495,000 in cash during 1995. A substantial portion of the 1995 loss was funded by the $7.5 million net proceeds received from the completion of private placements of 15,100,000 shares of the Company's common stock at prices ranging from $0.50 to $0.625 per share in June and September, 1995.

     Working capital amounted to $1,101,000 at December 31, 1994 and increased to $4,541,000 at December 31, 1995. Working capital, including the proceeds from the private placement, was used to fund the Company's 1995 loss and pay down its Accounts Payable.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The level of current product sales is not sufficient to provide enough cash to pursue the dental business and support ongoing development and regulatory approval of the LTK system. In order to continue its current level of operations, it will be necessary for the Company to obtain additional working capital resources, whether from debt or equity sources. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments or the sale of some of its assets, it may be necessary for the Company to curtail or suspend operations.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets at December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years ended December 31, 1995, 1994 and 1993 and the notes thereto appear beginning at page 21.


   ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This section entitled "Directors And Executive Officers" located in the Registrant's Proxy Statement to be filed not later than April 30, 1996 ("Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     This section entitled "Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This section entitled "Security Ownership of Certain Beneficial Owner's and Management" in the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This section entitled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(A)

     1.  FINANCIAL STATEMENTS
         The following documents are filed as part of this report:
                                                                                                 Page in this
                                                                                               Annual Report on
                                                                                                   Form 10K
                                                                                                   --------

         Report of Ernst & Young LLP,  Independent Auditors                                          20
         Consolidated Statements of Operations*                                                      22
         Consolidated Balance Sheets - December 31, 1994 and 1995                                    21
         Consolidated Statement of Stockholders' Equity*                                             23
         Consolidated Statements of Cash Flows*  24
         Notes to Consolidated Financial Statements                                                  25

         *For the years ended December 31, 1995, 1994, 1993

     2.  FINANCIAL STATEMENT SCHEDULES
         The following  financial  statement schedules are filed as part of this report:

         Schedule II - Valuation and qualifying accounts                                             33


         All other schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.   EXHIBITS
EXHIBIT NUMBER        EXHIBIT

       11.1    Statement re Computation of Per-Share Loss (see page 34).
       21.1    Subsidiaries of the Registrant.1
       22.1    Power of Attorney (see page 36).
       23.1    Consent of Ernst & Young LLP, Independent Auditors (see page 35).

REPORTS ON FORM 8-K

No reports  on Form 8-K were  filed by the  Company  during  the  quarter  ended
December 31, 1995.






1 Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of Registrant's Report on Form 10-K, as amended, for the fiscal year ended December 31, 1992.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

     We have audited the accompanying consolidated balance sheet of Sunrise Technologies International, Inc. as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Technologies International, Inc. at December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that Sunrise Technologies International, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



                                                   ERNST & YOUNG LLP


PALO ALTO, CALIFORNIA
MARCH 1,  1996


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           Consolidated Balance Sheets


                                                                                  December 31,
                                                                            1995                1994
                                                                     ------------------------------------
                                                                                (In thousands)
            ASSETS
        Current assets:                                                         $3,514              $559
        Cash and cash equivalents
        Accounts receivable, net of allowance of  $25,000
                  and $450,000 in 1995 and 1994                                  1,048               770
                 Inventories                                                     1,666             1,955
                 Prepaid expenses                                                  257               282
                                                                     ------------------------------------
        Total current assets                                                     6,485             3,566

        Property and equipment, net                                                204               256
                                                                     ------------------------------------
        Total assets                                                            $6,689            $3,822
                                                                     ====================================

        LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
                 Accounts payable                                               $1,097            $1,375
                 Accrued payroll and related expenses                              181               150
                 Accrued warranty                                                  324               324
                 Current portion of capital lease obligations                     ----                18
                 Other accrued expenses                                            342               598
                                                                     ------------------------------------
        Total current liabilities                                                1,944             2,465

        Commitments and contingencies
        Stockholders' equity:
           Preferred Stock, $0.001 par value; 2,000,000 shares
        authorized, none issued or outstanding
           Common stock, $0.001 par value; 40,000,000 shares
                 authorized, 25,280,056 and 10,459,286 shares issued                25                10
        and outstanding at December 31, 1995 and 1994, respectively
              Additional paid-in-capital                                        29,196            22,312
              Less treasury stock at cost, 275,000 shares
         at December 31, 1994                                                     ----             (619)
              Accumulated deficit                                             (24,476)          (20,346)
                                                                     ------------------------------------
        Total stockholders' equity                                               4,745             1,357
                                                                     ------------------------------------
        Total liabilities and stockholders' equity                              $6,689            $3,822
                                                                     ====================================

                             See accompanying notes.



                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Operations




                                                                         YEARS ENDED DECEMBER 31,
                                                                   1995              1994             1993
                                                      -----------------------------------------------------
                                                                (In thousands, except per share amounts)

     Net revenues                                                $5,294            $7,578          $11,860

     Cost of revenues                                             3,657             6,238            6,851
                                                      -----------------------------------------------------
     Gross profit                                                 1,637             1,340            5,009

     Other costs and expenses:
              Engineering and development                           503             1,561            2,170
              Sales, marketing and regulatory                     2,992             3,763            5,686
              General and administrative                          2,329             2,933            3,605
                                                      -----------------------------------------------------
     Total other costs and expenses                               5,824             8,257           11,461
                                                      -----------------------------------------------------
     Loss from operations                                        (4,187)           (6,917)          (6,452)
     Interest income, net of expense                                 57                 7               60
                                                      -----------------------------------------------------
     Loss before taxes on income                                 (4,130)           (6,910)          (6,392)
     Income tax expense (benefit)                                  ----              ----              232
                                                      -----------------------------------------------------
     Net loss                                                   $(4,130)          $(6,910)         $(6,624)
                                                      =====================================================
     Net loss per share                                          $(0.28)           $(0.68)          $(0.74)
                                                      =====================================================
     Shares used in calculation of net loss per share            14,935            10,129            8,955
                                                      =====================================================


                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1995



                                                                                                     Additional
                                                                                                      Paid-In
                                                                              Common                  Capital
                                                                              Stock
                                                              ----------------------------------

                                                                    Shares               Amount
                                                              ------------------------------------------------------
                                                                           (In thousands, except share amounts)

         Balance at December 31, 1992                                  8,907,209          $15,850              ----
                  Recapitalization in the State of Delaware                 ----         (15,841)            15,841
                  Exercise of warrants and options                       101,084                                294
                  Net loss                                                  ----                               ----
                                                              ------------------------------------------------------
         Balance at December 31, 1993                                  9,008,293                9            16,135
                  Sale of common stock, net of offering costs          1,250,000                1             5,507
                  Exercise of warrants and options                       200,993             ----               670
                  Treasury stock acquired through sale of
                  surgical laser business                                   ----             ----              ----
                  Net loss                                                  ----             ----              ----
                                                              ------------------------------------------------------
         Balance at December 31, 1994                                 10,459,286               10            22,312
                  Sale of common stock, net of offering costs         15,100,000               15             7,528
                  Cancellation of treasury stock                       (275,000)             ----             (619)
                  Other                                                  (4,570)             ----              (25)
                  Net Loss                                                  ----             ----              ----
                                                              ------------------------------------------------------
         Balance at December 31, 1995                                 25,280,056              $25           $29,196
                                                              ------------------------------------------------------



                                                                                                     Retained
                                                                                                     Earnings      Total
                                                                                                  (Accumulated  Shareholders'
                                                                              Treasury Stock         Deficit)      Equity




                                                                                  ------------------------------------------
                                                                                     (In thousands, except share amounts)

                                                                                  ------------------------------------------
          Balance at December 31, 1992                                             ----          $(6,812)           $9,038
                   Recapitalization in the State of Delaware                       ----              ----             ----
                   Exercise of warrants and options                                ----              ----              294
                   Net loss                                                        ----           (6,624)          (6,624)
                                                                                  -----------------------------------------
          Balance at December 31, 1993                                             ----          (13,436)            2,708
                   Sale of common stock, net of offering cost                    s ----              ----            5,508
                   Exercise of warrants and options                                ----              ----              670
                   Treasury stock acquired through sale of
          surgical          laser business                                        (619)              ----            (619)
                   Net loss                                                        ----           (6,910)          (6,910)
                                                                                  -----------------------------------------
          Balance at December 31, 1994                                            (619)          (20,346)
                                                                                                                     1,357
                   Sale of common stock, net of offering cost                    s ----              ----            7,543
                   Cancellation of treasury stock                                   619              ----             ----
                   Other                                                           ----              ----             (25)
          Balance at December 31, 1995                                             ----           (4,130)          (4,130)
                                                                                  -----------------------------------------
                                                                                  $----         $(24,476)            4,745
                                                                                  -----------------------------------------


                             See accompanying notes.


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                          Years ended December 31,
                                                                   1995              1994             1993
                                                      -----------------------------------------------------
                                                                               (In thousands)

      CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  (4,130)          $(6,910)         $(6,624)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                 102               469              871
      Provision for doubtful accounts                                25              ----              845
      Changes in assets and liabilities:
      Accounts receivable                                         (303)               777              237
      Inventories                                                   289              (68)              685
      Prepaid taxes and other                                        25              (69)              855
      Accounts payable                                            (278)           (1,091)            1,789
      Accrued payroll and related expenses                           31                68             (13)
      Accrued warranty                                             ----               181               38
      Other accrued expenses                                      (256)               571            (241)
                                                      -----------------------------------------------------
      Total adjustments                                           (365)               838            5,066
                                                      -----------------------------------------------------
      Net cash used in operating activities                     (4,495)           (6,072)          (1,558)
                                                      -----------------------------------------------------
      CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                           (50)              (22)            (384)
               Sale of short-term investments                      ----              ----              958
                                                      -----------------------------------------------------
               Net cash (used in) provided by
                 investing  activities                             (50)              (22)              574
                                                      -----------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on capital lease obligations                         (18)              (61)             (79)
      Issuance of common stock, net of offering costs             7,518             6,178              293
                                                      -----------------------------------------------------
      Net cash provided by financing activities                   7,500             6,117              214
                                                      -----------------------------------------------------
      Net increase (decrease) in cash and equivalents             2,955                23            (770)
      Cash and cash equivalents at beginning of period              559               536            1,306
                                                      -----------------------------------------------------
      Cash and cash equivalents at end of period                 $3,514              $559             $536
                                                      =====================================================


                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS

     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems and other products for applications in ophthalmology and dentistry. The Company was organized as a California corporation in March 1987 and was reincorporated in Delaware in June 1993 as Sunrise Technologies International, Inc. The Company continues to do business under the name Sunrise Technologies, Inc.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

     The Company has incurred significant losses for the last several years and at December 31, 1995 has an accumulated deficit of $24,476,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognizes the need for infusion of cash during the fiscal year 1996 and is actively pursuing various options including securing additional equity financing.

     INDUSTRY SEGMENT AND CONCENTRATION OF RISK

     The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser and air abrasive systems. The Company sells its products to customers in the medical industries globally. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. One customer accounted for 21%, 57% and 53% of revenues in 1995, 1994 and 1993 respectively.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. Agency obligations.

     CONCENTRATION OF OTHER RISKS

     The Company's operating results each quarter are subject to various uncertainties as discussed in the Company's Annual Report on 10-K for 1995, including uncertainties related to the composition, timing and size of orders from the shipments to major customers, variations in product mix and variations in product cost and competitive pressures.

     One of the more significant risks potentially affecting the Company's operating results is the fact that a substantial portion of the Company's net revenues in each quarter generally result from shipments during the latter part of the quarter. Because the Company establishes its operating expense level based on expected revenue, if anticipated shipments in any quarter do not occur as expected, gross profits may be adversely affected. For these and other reasons, the Company may not learn of shortfalls in revenues, margins or other financial results until later in a quarter. Any such shortfall could have an immediate and significant adverse effect on the trading price of the Company's common stock.

     Inventories: Most components used in the Company's air abrasive and laser systems are purchased from outside sources. Certain components in the air abrasive systems are currently purchased from a single supplier. The failure of such supplier to meet its commitment on schedule could have a material adverse effect on the Company. If the sole source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months during which time the Company's production could be delayed. Such delays could adversely affect the Company's business and financial results.

     International Operations: Sunrise's international business is an important contributor to the Company's net revenues and gross profits. Substantially all of Sunrise's international sales are denominated in the U.S. dollar and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The Company does not have any overseas offices.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash consists of cash on deposit with banks and highly liquid investments with a maturity from the date of purchase of 90 days or less. As of December 31, 1995 and 1994, the Company did not hold any investments in debt or equity securities.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, consists of:


                                            1995              1994
                               ------------------------------------
      (In thousands)
         Raw materials                      $909            $1,262
         Work-in-process                     237               377
         Finished goods                      520               316
                               ------------------------------------
                                          $1,666            $1,955
                               ====================================

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated using the straight-line method for financial reporting over estimated useful lives of two to five years. Assets under capitalized leases are amortized over the shorter of the term of the lease or their useful lives, and such amortization is included with depreciation expense. Property and equipment at December 31, consists of:

                                                 1995              1994
                                    ------------------------------------
                                                    (In thousands)
Machinery and equipment                        $1,412            $1,458
Computer Equipment                                599               503
Furniture and fixtures                            207               207
Leasehold improvements                            167               167
                                    ------------------------------------
                                                2,385             2,335
Less accumulated depreciation and              (2,181)           (2,079)
amortization
                                    ------------------------------------
                                                 $204              $256
                                    ====================================


NET LOSS PER SHARE
     Net loss per share for the years ended December 31, 1995, 1994 and 1993 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

REVENUE RECOGNITION

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND EXPORT SALES

     The Company performs on-going credit analysis of its customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. One customer accounted for 21%, 57% and 53% of revenues in 1995, 1994 and 1993 respectively.

     The Company had export sales by region as follows:

                                  1995              1994            1993
                       ---------------- ----------------- ---------------
     (In thousands)
 Europe                         $1,948            $4,291          $7,400
 Pacific Rim                     1,192               139           1,363
 Canada                            248               393              82
 Other                             282               363           1,354
                       ---------------- ----------------- ---------------
      TOTAL                     $3,670            $5,186         $10,199
                       ================ ================= ===============



     ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's December 31, 1996 financial statements. Statement 123 allows companies to either account for stock-based compensation under the new provisions of Statement 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of Statement 123 will not impact the financial position or the results of operations of the Company.


2.   TAXES ON INCOME

     Effective January 1, 1993, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As permitted under the new standard, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 was not material.

     The provision for income taxes for each of the three years ended December 31, consists of:


                                      1995             1994             1993
                          ----------------- ---------------- ----------------
                                                    (In thousands)
Federal:
      Current                         ----             ----             ----
      Deferred (prepaid)              ----             ----              232
                          ----------------- ---------------- ----------------
                                      ----             ----              232
State:
      Current                         ----             ----             ----
                          ----------------- ---------------- ----------------
                                   $  ----          $  ----             $232
                          ================= ================ ================



   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rates to income before income taxes. The source and tax effect of the differences is as follows:

                                     1995             1994             1993
                               ----------- ---------------- ----------------
                                                   (In thousands)
  Statutory Rate                    (35)%            (35)%            (35)%
  Purchase of                        ----             ----             ----
  in-process
  technology
  Foreign sales corporation          ----             ----             ----
  Other                              ----             ----             ----
  NOL's not benefited                 35%              35%              35%
  which       have been
  reserved
  Increase in valuation              ----             ----               4%
  reserve
                               ----------- ---------------- ----------------
                                     ----             ----               4%
                               =========== ================ ================

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994 are as follows:


                                                      1995                1994
                                             -------------- -------------------
                                                             (In thousands)
Deferred tax assets:
     Net Operating Loss Carryforwards               $7,175              $5,168
      Research Credits (expire 2005-2009)              642                 577
     Inventory valuation adjustment                    188                 206
     Bad Debt Reserve                                   10                 181
     Other                                             751                 706
                                             -------------- -------------------
Total deferred tax asset                             8,766               6,838
Valuation allowance for deferred tax assets        (8,766)             (6,838)
                                             -------------- -------------------
Net deferred tax assets                         $     ----          $     ----
                                             ============== ===================



     As of December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $18,800,000 and $8,400,000 respectively. The change in the Company's valuation allowance from 1993 to 1994 was an increase of $2,601,000. The net operating loss and credit carryforwards will expire at various dates through 2010 if not utilized.

         The ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions would limit utilization of the carryforwards should there be a substantial change in the Company's ownership. The annual limitation may result in the expiration of net operating losses and credits before utilization.


3.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leased certain equipment under noncancellable capital leases. The cost of assets under capital leases as of December 31, 1994 was approximately $236,000 and accumulated amortization applied to assets under capital leases was $236,000 and $231,000 at December 31, 1995 and in 1994 respectively. The Company leases certain of its facilities and equipment under a noncancellable operating lease. Rent expense was $281,000, $279,000 and $271,000 in 1995, 1994 and 1993, respectively.

     The following is a schedule by year of future minimum lease payments at December 31, 1995:


                                                  Operating
                                                     Leases
                                                ---------------
                                                (In thousands)
          Year ending December 31,
          1996                                            $245
          1997                                              24
                                                           ---
          Total minimum payments required                 $269
                                                          ====


CONTINGENCIES

     AMERICAN DENTAL TECHNOLOGIES, INC.  V. SUNRISE TECHNOLOGIES
     INTERNATIONAL, INC.

     In October 1993, the Company filed an action against American Dental Technologies, Inc., formerly American Dental Laser, Inc., in Alameda County Superior Court. The complaint asserts a cause of action for breach of contract and seeks compensatory damages in excess of $900,000, as well as attorneys' fees and costs. The case arises from a dispute between the parties regarding their rights and obligations under the terms of the settlement agreement that terminated their manufacturing/distribution relationship for dental products. In December 27, 1993, ADT filed a general answer to the complaint denying all material allegations thereof and asserting various affirmative defenses. In addition, ADT filed a cross-complaint against the Company asserting causes of action for breach of contract, fraud, unfair competition, unfair trade practices, interference with contract and prospective economic advantage, indemnity, and injunctive and declaratory relief. The Company filed its answer to the cross-complaint in January 1994, generally denying all the allegations thereof and asserting various affirmative defenses. This matter was brought to trial in July 1995, resulting in a jury verdict in the Company's favor on July 28, 1995. Subsequently, on November 14, 1995, ADT deposited with the court a cashier's check in the amount of $1,410,267 and filed an appeal of the jury verdict, which is presently pending. Such amount has not been recorded on the Company's book pending outcome of the appeal. The Company believes the outcome of this legal proceeding will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.



      SUNRISE TECHNOLOGIES INTERNATIONAL, INC AND DANVILLE ENGINEERING, INC. V. AMERICAN DENTAL TECHNOLOGIES, INC.

     In May 1994, the Company and Danville Engineering, Inc. filed two separate actions against ADT in the U.S. District Court for the Northern District of California seeking a declaration of invalidity and non-infringement of five patents related to air-abrasive dental technology. The patents at issue are either owned or exclusively licensed by ADT. ADT acknowledged the patents in one of the cases and did not cover Sunrise products. Accordingly, this action was dismissed. ADT brought a motion to dismiss both complaints for lack of subject matter jurisdiction, which was denied on July 7, 1994. ADT answered the complaints on October 12, 1994. The answers assert numerous affirmative defenses, as well as a counterclaim that the Company and Danville have infringed one of ADT's patents by the manufacture, sale or use of the MicroPrep. The counterclaim seeks damages, injunctive relief, attorneys' fees, costs, and a declaration of validity and infringement. ADT also seeks a declaration of validity for the remaining patents. Discovery is currently pending. The Company believes it has meritorious defenses to the cross-complaint. The Company believes the outcome of this legal proceeding will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      AMERICAN DENTAL TECHNOLOGIES, INC. V. SUNRISE TECHNOLOGIES INTERNATIONAL, INC. ET AL.

     In October 1994, ADT filed an action against the Company and several of its distributors in the U.S. District Court for the Eastern District of Michigan, alleging infringement of a newly-issued patent assigned to ADT, which covers technology and uses related to air-abrasive dental products. This action appears to involve substantially the same issues as the actions filed by the Company in the Northern District of California, but is based on a patent which has not issued at the time the Company filed its claims. In December 1994, the Company filed a motion to dismiss this action as to one of the distributor defendants and to transfer the remainder of the case to California for consolidation with the California declaratory relief actions filed by the Company against ADT. The Company's motion was granted in May 1995. The case was transferred and has been consolidated. Discovery is currently pending. The Company vigorously denies the plaintiffs allegations and believes it has meritorious defenses to this claim. The Company believes the outcome of this legal proceeding will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

4.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     As of December 31, 1995, there remains 38,340 warrants to purchase common stock which were issued in connection with the acquisition of Laser Biotech, Inc. in April 1992. The exercise prices of these warrants range from $3.70 to $9.26 per share.

     In September 1995, the Company completed a private placement of 13,000,000 shares of common stock. In connection with the private placement, the placement agent received a warrant to purchase 675,000 shares of common stock. The exercise price for these warrants is $0.55 and they are excercisable at any time before September 6, 2000.

     In June 1995, the Company completed a private placement of 2,100,000 shares of common stock.

     In February 1994, the Company completed a private placement of 1,250,000 shares of common stock. In connection with the private placement, the placement agent received a warrant to purchase 62,500 shares of common stock. The exercise price for these warrants is $6.00 and they are exercisable at any time before February 8, 1999. In conjunction with the 1992 private placement, the placement agent received a warrant to purchase 25,000 shares of common stock for $8.05 per share. The warrant is exercisable at any time prior to August 28, 1997 and is not redeemable by the Company.

     As of December 31, 1995, there were warrants outstanding to purchase 800,840 shares of common stock.

     STOCK OPTION PLAN

     In 1988, the Company adopted the 1988 Stock Option Plan (the "Plan") under which employees, directors and consultants may be granted incentive or nonstatutory stock options. Under the Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to shareholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Nonstatutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 25 percent of the shares subject thereto become exercisable one year after the date of grant and 1/36 of the remaining shares subject to the option become exercisable each month thereafter. The Plan expires in 1998.

     Information with respect to Plan activity is as follows:

                                           Outstanding Options
                                           -----------------------------------
                                   Shares
                                Available                               Share
                                For Grant        Shares                 Price
                              ------------ ----------------------------------
Balance, December 31, 1993        415,350       771,900         $0.75 - $8.50
Shares reserved                   440,000          ----                  ----
Granted                       (1,168,214)     1,168,214                 $2.00
Exercised                            ----     (189,561)         $0.75 - $5.63
Canceled                          582,339     (582,339)         $1.25 - $8.50
                              ------------ -------------
Balance, December 31, 1994        269,475     1,168,214         $0.75 - $2.00
Shares reserved                 1,550,000
Granted                       (1,633,331)     1,633,331         $0.97 - $2.50
Exercised                            ----          ----                  ----
Canceled                        1,497,381   (1,497,381)                 $1.00
                              ------------ -------------
Balance, December 31, 1995      1,683,525     1,304,164         $0.75 - $2.50
                              ============ =============


     As of December 31, 1995 and 1994, options to purchase 472,840 and 555,119 shares respectively were exercisable. In 1995, 1,058,331 options to purchase shares were reissued at $1.00 per share prices under an option exchange program. During 1994 options outstanding were cancelled and reissued under an option exchange program.

     EMPLOYEE STOCK PURCHASE PLAN

     In June 1992, the Company adopted the 1992 Employee Stock Purchase Plan under which 200,000 shares have been reserved for issuance. Eligible employees may purchase common stock at 85 percent of the lower of the closing price of the stock on the offering date or the exercise date determined by the Board of Directors. Purchases are limited to 10 percent of each employee's compensation. As of December 31, 1995 and 1994, 34,689 shares had been issued under the plan.

5.  SALE OF ASSETS

     On August 31, 1994, the Company sold certain assets associated with its surgical laser business to David Hennings, an individual, in exchange for 275,000 shares of the Company's common stock held by Mr. Hennings and a note receivable of $48,000. The Company also granted royalty-bearing licenses to certain patents owned by the Company. Up until the time of the transaction, Mr. Hennings was an employee and officer of the Company. Subsequent to the transaction, Mr Hennings also resigned his position on the Company's board of directors. The loss in disposition of these assets, which was facilitated through the formation of a new subsidiary, was not significant.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION


                                                1995          1994         1993
                                            --------- ------------- ------------
                                                       (In thousands)
CASH PAID (REFUNDED) DURING THE YEAR FOR:
Interest                                        ----          ----          $60
Income taxes                                    ----          ----       $(826)




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                1995          1994         1993
                                            --------- ------------- ------------
                                                        (In thousands)
Acquisition of equipment pursuant to
capital gains lease obligations                 ----          ----           $8

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions
                                            Balance at     Charged to
                                             Beginning      Costs and                                    Balance at
                                             of Period       Expenses                                           End
                                                                          Deductions       Other(A)       of Period
                                        ----------------------------------------------------------------------------
                                                                        (In thousands)

Year ended December 31, 1993
Reserves and allowances deducted
from assets accounts:
  Allowance for uncollectible accounts            $135           $846         $ ----         $ ----            $981
  Allowance for inventory                         $349           $537         $ ----         $ ----            $886

Year ended December 31, 1994
Reserves and allowances deducted
from assets accounts:
  Allowance for uncollectible accounts            $981        $  ----         $ ----         $(531)            $450
  Allowance for inventory                         $886        $  ----         $ ----         $(373)            $513

Year ended December 31, 1995
Reserves and allowances deducted
from assets accounts:
  Allowance for uncollectible accounts            $450            $25         $(450)          $----             $25
  Allowance for inventory                         $513           $250         $(295)          $----            $468


(A)Amounts relate to valuation allowance assigned to disposed assets as discussed in Note 5 to the Consolidated Financial Statements.

                                       34