Form 10-Q
period 1996-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1996-05-14
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              -----------------------------------------------------

                                    FORM 10-Q


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1996 or



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
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                    Identification Number)

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

                                  Yes X   No
                                     ----    ----


There were 25,356,510 of the Registrant's Common Stock issued and outstanding on April 22, 1996.

                                      INDEX


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



                                                                                                         PAGE

PART I.  FINANCIAL INFORMATION

Item  1. Financial Statements (unaudited)

            Consolidated Statements of Operations--Three months ended March 31, 1996 and 1995             1

            Consolidated Balance Sheets--March 31, 1996 and December 31, 1995                             2

            Consolidated Statements of Cash Flows--Three months ended March 31, 1996 and 1995             3

            Notes to consolidated financial statements--March 31, 1996                                    4


Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations            5


PART II. OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K                                                                 7


SIGNATURES                                                                                                8

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                            Three months ended March 31,
                                                             1996                1995
                                                --------------------------------------------------
                                                        (In thousands, except per share amounts)


Net revenues                                               $1,521              $2,139
Cost of revenues                                            1,139               1,209
                                                --------------------------------------------------
Gross profit                                                  382                 930

Other costs and expenses:
      Engineering and development                             175                 116
      Sales, marketing and regulatory                       1,114                 901
      General and administrative                              567                 462

         Total other costs and expenses                     1,856               1,479
                                                --------------------------------------------------

Loss from operations                                       (1,474)               (549)
      Interest income                                          31                  --
                                                --------------------------------------------------

         Net loss                                         $(1,443)              $(549)
                                                ==================================================

Net loss per share                                         $(0.06)             $(0.05)
                                                ==================================================
      Shares used in calculation of
      net loss per share                                   25,315              10,184
                                                ==================================================





                             See accompanying notes.


SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                                                             March 31,        December 31,
                                                                1996              1995
                                                         ----------------------------------
                                                            (unaudited)          (note)
                                                                    (In thousands)

                         Assets
Current assets:
  Cash and cash equivalents                                    $1,452            $3,514
  Accounts receivable, net of allowance                         1,246             1,048
  Inventories                                                   2,633             1,666
  Prepaid expenses                                                240               257
                                                         ----------------------------------
       Total current assets                                     5,571             6,485

Property and equipment, net                                       189               204
                                                         ----------------------------------
Total assets                                                   $5,760            $6,689
                                                         ==================================

          Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                             $1,518            $1,097
  Accrued payroll and related expenses                            210               181
  Accrued warranty                                                324               324
  Other accrued expenses                                          332               342
                                                         ----------------------------------
       Total current liabilities                                2,384             1,944

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 2,000,000 shares
    authorized, none issued or outstanding.
  Common stock, $0.001 par value,  40,000,000 shares
  authorized,  25,356,510 and  25,280,056 shares issued
  and outstanding at March 31, 1996 and
  December 31, 1995 respectively.                                  25                25
  Additional paid-in-capital                                   29,270            29,196
  Accumulated deficit                                         (25,919)          (24,476)
                                                         ----------------------------------
      Total stockholders' equity                                3,376             4,745
                                                         ----------------------------------
Total liabilities and stockholders' equity                     $5,760            $6,689
                                                         ==================================

NOTE: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                 Increase(decrease) in cash and cash equivalents
                                   (unaudited)

                                                             Three months ended March 31,
                                                                 1996             1995
                                                     ----------------------------------------------
                                                                     (In thousands)

Cash flows from operating activities
Net loss                                                      $(1,443)          $(549)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                      20              37
Changes in assets and liabilities:
    Accounts receivable                                          (198)           (337)
    Inventories                                                  (967)            293
    Prepaid expenses                                               17              33
    Accounts payable                                              421             318
    Accrued payroll and related expenses                           29             (40)
    Accrued warranty                                               --              --
                                                     ----------------------------------------------
    Other accrued expenses                                        (10)            129
Total adjustments                                                (688)            433
                                                     ----------------------------------------------
Net cash used in operating activities                          (2,131)           (116)
                                                     ----------------------------------------------

Cash flows from investing activities
Purchase of property and equipment                                 (5)             (8)
Purchase of short-term investments                                 --              --
                                                     ----------------------------------------------

Net cash used in investing activities                              (5)             (8)
                                                                   --              --
                                                     ----------------------------------------------

Cash flows from financing activities
Payment on capital lease obligations                               --              (4)
Issuance of common stock, net of offering costs                    74              --
Net cash provided by (used in) financing activities                74              (4)
                                                     ----------------------------------------------
   Net increase (decrease) in cash and equivalents            (2,062)            (128)
   Cash and cash equivalents at beginning of period            3,514               55
                                                     ----------------------------------------------
   Cash and cash equivalents at end of period                 $1,452             $431
                                                     ==============================================


                             See accompanying notes.

                                        3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 1996



   1.    Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

   The consolidated financial data for the quarters ended March 31, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Sunrise Technologies International, Inc. believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

   The Company has incurred significant losses for the last several years and at March 31, 1996 has an accumulated deficit of approximately $25,919,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through expanded marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognizes the need for infusion of cash during the fiscal year 1996 and is actively pursuing various options including securing additional equity financing and disposing of certain assets. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments, or the sale of some of its assets, it will be necessary for the Company to curtail or suspend operations.

   2.    Net Loss Per Share

   Net loss per share for the three months ended March 31, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

   3.    Revenue Recognition

   Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

   4.    Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                   March 31,      December 31,
                                     1996            1995
                              -------------------------------------
                                       (In thousands)

             Raw materials          $1,557           $909
             Work-in-process           298            237
             Finished goods            778            520
                              -------------------------------------
                                    $2,633         $1,666
                              =====================================

   5.  Income Taxes

   Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.


   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Financial Condition

   As of March 31, 1996 the Company had $1,452,000 in cash and cash equivalents. The Company's operating activities used $2,131,000 in the three months ended March 31, 1996 and used $4,495,000 in cash during fiscal 1995. A substantial portion of the 1995 and 1996 losses were funded by the $7.5 million net proceeds received from the completion of private placements of 15,100,000 shares of the Company's common stock at prices ranging from $0.50 to $0.625 per share in June and September 1995.

   Working capital amounted to $4,541,000 at December 31, 1995 and decreased to $3,187,000 at March 31, 1996. Working capital, including the proceeds from the 1995 private placements, was used to fund the Company's 1995 and 1996 losses.

   The Company's current operations continue to be cash flow negative, further straining the Company's limited working capital resources. The level of current product sales is not sufficient to provide enough cash to pursue the dental business and support ongoing development and regulatory approval of the LTK system. In order to continue its current level of operations, it will be necessary for the Company to obtain additional working capital resources, whether from debt or equity sources. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments, or the sale of some of its assets, it will be necessary for the Company to curtail or suspend operations.

   Results of Operations

   Revenues of $1,521,000 for the three months ended March 31, 1996 represent a 29% decrease from revenues of $2,139,000 for the same period in 1995. MicroPrep, the Company's air abrasive cavity preparation system, which was introduced in June 1994, continues to exhibit strong customer acceptance and accounted for approximately 64% of the Company's revenues for the three months ended March 31, 1996. Offsetting the MicroPrep revenues the Company experienced a decrease, internationally, in dental laser sales in the first quarter.

   Gross profit decreased as a percentage of revenues from approximately 43% for the three months ended March 31, 1995 to 25% for the same period in 1996. This decline is due to lower margins associated with the MicroPrep product line vis a vis the dental laser product line and lower overhead absorption due to the reduced level of sales.

   Engineering and development expenses totaled $175,000 for the three months ended March 31, 1996 as compared to $116,000 for the same period in 1995.

   Sales, marketing and regulatory costs were $1,114,000 for the three months ended March 31, 1996, compared to $901,000 for the same period in 1995. The increase of $213,000 reflects the costs associated with a direct sales organization and increased spending on marketing programs.

   General and administrative expenses were $567,000 for the three months ended March 31, 1996, compared to $462,000 for the same period in 1995. Increases in the principal components of general and administrative costs of legal expenses, director and officer insurance and salaries and related expenses account for the change from 1995.

   The Company reported a net loss for the three months ended March 31, 1996 of $1,443,000, compared to a net loss of $549,000 for the same period in 1995. This decline is a result of decreased revenues which resulted in lower overhead absorption, thus lower gross margin contribution and higher operating expenses.

   PART II  OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS AND FORM 8-K.

     A.  Exhibits
          None

     B.  Report on Form 8-K
          None

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   Date: April 22, 1996          By:   /s/ David W. Light
                                    --------------------------------------------
                                       President and Chief Executive Officer


   Date: April 22, 1996          By:   /s/ Martin D. Meeker
                                    --------------------------------------------
                                       Vice President, Finance and
                                       Chief Financial Officer