Form 10-Q
period 1996-06-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1996-08-14
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              -----------------------------------------------------


                                    FORM 10-Q

/ X /
         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996 or


/   /    Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 (no fee required) for the transition period from _______________ to _______________.


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

                              Yes   X      No
                                 --------     --------



There were 25,467,036 of the Registrant's Common Stock issued and outstanding on August 12, 1996.

                                      INDEX


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.





                                                                            PAGE

PART I.   FINANCIAL INFORMATION

  Item   1.  Financial Statements (unaudited)

               Consolidated Statements of Operations--Three and Six
               months ended June 30, 1996 and 1995                            1

               Consolidated Balance Sheets--June 30, 1996 and
               December 31, 1995                                              2

               Consolidated Statements of Cash Flows--Six months ended
               June 30, 1996 and 1995                                         3

               Notes to consolidated financial statements--June 30, 1996      4


  Item   2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        5


PART II.  OTHER INFORMATION

  Item    4.  Submission of Matters to a Vote of Security Holders             6


SIGNATURES                                                                    7

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Operations
                                   (unaudited)



                                             Three months ended June 30,       Six months ended June 30,
                                                1996             1995              1996             1995
                                          --------------------------------------------------------------
                                                    (In thousands, except per share amounts)

Net revenues                                  $1,039           $1,154            $2,560           $3,293
Cost of revenues                                 898              762             2,038            1,971
                                          --------------------------------------------------------------
Gross profit                                     141              392               522            1,322

Other costs and expenses:
      Engineering and development                170              116               345              232
      Sales, marketing and regulatory            882              659             1,996            1,560
      General and administrative                 640              450             1,206              912
                                          --------------------------------------------------------------
         Total other costs and expenses        1,692            1,225             3,547            2,704

Loss from operations                         (1,551)            (833)           (3,025)          (1,382)
Interest income                                    2                4                33                4
                                          --------------------------------------------------------------
         Net loss                           $(1,549)           $(829)          $(2,992)          $(1378)

                                          ==============================================================

Net loss per share                           $(0.06)          $(0.08)           $(0.12)          $(0.13)
                                          ==============================================================
Shares used in calculation of
   net loss per share                         25,395           11,043            25,355           10,614
                                          ==============================================================






                             See accompanying notes.

SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                                                         June 30,   December 31,
                                                            1996           1995
                                                         -----------------------
                                                          (unaudited)     (Note)
                                                              (In thousands)

                         Assets
Current assets:
  Cash and cash equivalents                                 $319        $3,514
  Accounts receivable, net of allowance                      762         1,048
  Inventories                                              2,299         1,666
  Prepaid expenses                                           150           257
                                                         ---------------------
       Total current assets                                3,530         6,485

Property and equipment, net                                  187           204
                                                         ---------------------
Total assets                                              $3,717        $6,689
                                                         =====================

          Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $869        $1,097
  Accrued payroll and related expenses                       263           181
  Accrued warranty                                           324           324
  Other accrued expenses                                     322           342
                                                         ---------------------
       Total current liabilities                           1,778         1,944

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value,  2,000,000 shares
     authorized,  none issued or outstanding.
  Common stock, $0.001 par value,  40,000,000 shares
     authorized,  25,467,036 and 25,280,056 shares issued
     and outstanding at June 30, 1996 and
     December 31, 1995 respectively.                          25            25
  Additional paid-in-capital                              29,382        29,196
  Accumulated deficit                                    (27,468)      (24,476)
                                                         ---------------------
       Total stockholders' equity                          1,939         4,745
                                                         ---------------------
Total liabilities and stockholders' equity                $3,717        $6,689
                                                         =====================


Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                 Increase(decrease) in cash and cash equivalents
                                   (unaudited)


                                                       Six months ended June 30,
                                                           1996            1995
                                                        -----------------------
                                                              (In thousands)

   Cash flows from operating activities
   Net loss                                             $ (2,992)      $ (1,378)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
   Depreciation, amortization and additions to                53             82
   allowance for doubtful accounts
   Changes in assets and liabilities:
       Accounts receivable                                   271             12
       Inventories                                          (633)           455
       Prepaid expenses                                      107            160
       Accounts payable                                     (228)           166
       Accrued payroll and related expenses                   82            (27)
       Other accrued expenses                                (20)          (256)
                                                        -----------------------
   Total adjustments                                        (368)           592
                                                        -----------------------
   Net cash used in operating activities                  (3,360)          (786)
                                                        -----------------------

   Cash flows from investing activities
   Purchase of property and equipment                        (21)            (8)
                                                        -----------------------

   Net cash used in investing activities                     (21)            (8)
                                                        -----------------------

   Cash flows from financing activities
   Payment on capital lease obligations                     ----             (8)
   Issuance of common stock, net of offering costs           186            984
   Purchase of Treasury Stock                               ----            (55)
                                                        -----------------------
   Net cash provided by (used in) financing activities       186            921
                                                        -----------------------
   Net increase (decrease) in cash and equivalents        (3,195)           127
   Cash and cash equivalents at beginning of period        3,514            559
                                                        -----------------------
   Cash and cash equivalents at end of period               $319           $686
                                                        =======================





                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                  June 30, 1996



   1.    Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

   The consolidated financial data at and for the periods ended June 30, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Sunrise Technologies International, Inc. believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

   The Company has incurred significant losses for the last several years and at June 30, 1996 has an accumulated deficit of approximately $27,468,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through expanded marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognizes the need for infusion of cash during the fiscal year 1996 and is actively pursuing various options including securing additional equity financing. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments, or the sale of some of its assets, it will be necessary for the Company to curtail or suspend operations.

   2.    Net Loss Per Share

   Net loss per share for the periods ended June 30, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

   3.    Revenue Recognition

   Revenues are recognized at time of shipment.

   4.    Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                         June 30,        December 31,
                                             1996            1995
                                -------------------------------------
                                              (In thousands)
           Raw materials                   $1,159                $909
           Work-in-process                    452                 237
           Finished goods                     688                 520
                                -------------------------------------
                                           $2,299              $1,666
                                ======================================

5.     Income Taxes

Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

Financial Condition

As of June 30, 1996 the Company had $ 319,000 in cash and cash equivalents. The Company's operating activities used $3,360,000 in the six months ended June 30, 1996 and used $4,495,000 in cash during fiscal 1995. A substantial portion of the 1995 and 1996 losses were funded by the $7.5 million net proceeds received from the completion of private placements of 15,100,000 shares of the Company's common stock at prices ranging from $0.50 to $0.625 per share in June and September 1995.

Working capital amounted to $4,541,000 at December 31, 1995 and decreased to $1,752,000 at June 30, 1996. Working capital, including the proceeds from the 1995 private placements, was used to fund the Company's 1995 and 1996 losses.

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

Financing Subsequent to June 30, 1996: In August 1996, the Company closed a private placement of approximately 2,300,000 shares of its common stock in exchange for approximately $2,200,000 net proceeds to the Company. This financing will be used primarily to support FDA clinical trials for the Company's Corneal Shaping System, ongoing research and development, and general and administrative costs.

Results of Operations

Revenues of $1,039,000 and $2,560,000 for the three and six month periods ended June 30, 1996 represent 10% and 22% decreases, respectively over the $1,154,000 and $3,293,000 for the same periods in 1995. MicroPrep, the Company's air abrasive cavity preparation system which was introduced in June 1994, continues to exhibit strong customer acceptance and accounted for approximately 64% of the Company's revenues for the three and six month periods ended June 30, 1996.

Gross profit decreased as a percentage of revenue from approximately 34% and 40% for the three and six month periods ended June 30, 1995 to 14% and 20% for the same periods in 1996, due primarily to lower overhead absorption due to reduced unit sales.

Engineering and development expenses increased $54,000 (47%) and $114,000 (49%) to $170,000 and $345,000 for the three and six month periods ended June 30, 1996, over the $116,000 and $231,000 expense for the same periods in 1995. This increased effort was directed primarily toward the Company's air abrasion product line.

Sales, marketing and regulatory costs increased $223,000 (34%) and $436,000 (28%) to $882,000 and $1,996,000 for the three and six months ended June 30, 1996, respectively, from the $659,000 and $1,560,000 for the same 1995 periods, due to increased costs relating to the implementation of a direct sales organization as well as increased marketing and regulatory costs.

General and administrative expenses increased to $640,000 and $1,200,000 from the $450,000 and $912,000 for the three and six month periods ended June 30, 1996 and 1995, respectively due to increased legal expenses and directors and officers liability insurance.

The Company's net losses of $1,549,000 and $2,992,000 for the three and six month periods ended June 30, 1996 were caused by lower revenue, lower gross margins due to overhead under-absorption resulting from reduced unit sales, as well as increased operating expenses as compared to the same periods in 1995.

PART II     OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   A. The Company's Annual Meeting of Shareholders was held on June 18, 1996.


   B. The following individual was reelected to the Company's Board of Directors and received the number of votes in favor and votes withheld as follows:

          Director                      Votes in favor            Votes withheld
          --------                      --------------            --------------
      Joseph D. Koenig                    18,336,673                  83,821

      The following directors' terms in office continued after the meeting:

            Joseph W. Shaffer
            David W. Light
            Ronald A. Slocum

  C. In addition to the election of directors, votes were cast for the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996, as follows:

               For                           Against                Abstain
               ---                           -------                -------
           18,385,763                         16,089                818,642

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  Date: August 12, 1996              By:   s/ David W. Light
                                         ---------------------------------------
                                           President and Chief Executive Officer
                                           Acting Chief Financial Officer