Form 10-Q
period 1996-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1996-11-14
CIK 846771

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q



-----
  X     Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
-----   Exchange  Act of 1934 for the quarter ended September 30,  1996  or


----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period
-----   from _______________ to _______________.


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

                                 Yes X  No
                                    ---    ---


There were 27,866,613 of the Registrant's Common Stock issued and outstanding on November 6, 1996.

                                TABLE OF CONTENTS


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

  Item   1.  Financial Statements (unaudited)

               Consolidated Statements of Operations-Three
                and nine months ended September 30, 1996 and 1995            1

               Consolidated Balance Sheets-September 30, 1996
                and December 31, 1995                                        2

               Consolidated Statements of Cash Flows-Nine months
                ended September 30, 1996 and 1995                            3

               Notes to consolidated financial statements-
                September 30, 1996                                           4


  Item   2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       5


SIGNATURES                                                                   6

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                      Consolidated Statements of Operations
                                                   (unaudited)





                                                     Three months ended September 30,    Nine months ended September 30,
                                                           1996             1995             1996              1995
                                                 -----------------------------------------------------------------------
                                                                 (In thousands, except per share amounts)

       Net revenues                                       $1,767             $387           $4,327            $3,680
       Cost of revenues                                    1,046              440            3,084             2,411
                                                 -----------------------------------------------------------------------
       Gross profit (loss)                                   721              (53)           1,243             1,269

       Other costs and expenses:
             Engineering and development                     149              119              494               351
             Sales, marketing and regulatory                 942              533            2,938             2,093
             General and administrative                      668              734            1,873             1,646
                                                 -----------------------------------------------------------------------
       Total other costs and expenses                      1,759            1,386            5,305             4,090

                                                 -----------------------------------------------------------------------
       Loss from operations                               (1,038)          (1,439)          (4,062)           (2,821)
       Interest income                                        10                2               43                 6
                                                 -----------------------------------------------------------------------
       Net loss                                          $(1,028)         $(1,437)         $(4,019)          $(2,815)
                                                 =======================================================================

       Net loss per share                                 $(0.04)          $(0.11)          $(0.16)           $(0.24)
                                                 =======================================================================
       Shares used in calculation of
          net loss per share                              26,932           13,234           25,898            11,487
                                                 =======================================================================



                             See accompanying notes.

SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                        1996           1995
                                                    ----------------------------
                                                     (unaudited)      (Note)
                                                            (In thousands)
                   Assets

Current assets:

  Cash and cash equivalents                           $  1,443       $  3,514

  Accounts receivable, net of allowance                  1,014          1,048

  Inventories                                            2,031          1,666

  Prepaid expenses                                         308            257
                                                    ----------------------------

Total current assets                                     4,796          6,485

Property and equipment, net                                187            204
                                                    ----------------------------

Total assets                                          $  4,983       $  6,689
                                                    ============================
     Liabilities and stockholders' equity

Current liabilities:

  Accounts payable                                    $    770       $  1,097

  Accrued payroll and related expenses                     306            181

  Accrued warranty                                         324            324

  Other accrued expenses                                   362            342
                                                    ----------------------------

Total current liabilities                                1,762          1,944

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued or outstanding.

  Common stock, $0.001 par value, 40,000,000
   shares authorized, 27,866,613 and 25,280,056
   shares issued and outstanding at September
   30, 1996 and  December 31, 1995 respectively.            28             25

  Additional paid-in-capital                            31,688         29,196

  Accumulated deficit                                  (28,495)       (24,476)
                                                    ----------------------------

Total stockholders' equity                               3,221          4,745
                                                    ----------------------------

Total liabilities and stockholders' equity            $  4,983       $  6,689
                                                    ============================


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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                 Increase(decrease) in cash and cash equivalents
                                   (unaudited)

                                                            Nine months ended
                                                               September 30,
                                                            1996          1995
                                                           ---------------------
                                                              (In thousands)

Cash flows from operating activities

Net loss                                                   $(4,019)     $(2,815)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, amortization and additions to
 allowance for doubtful accounts                                85           78

Changes in assets and liabilities:

Accounts receivable                                              4          437

Inventories                                                   (365)         284

Prepaid expenses                                               (51)         (81)

Accounts payable                                              (327)         (30)

Accrued payroll and related expenses                           125           25

Other accrued expenses                                          20         (299)
                                                           ---------------------

Total adjustments                                             (509)         414
                                                           ---------------------

Net cash used in operating activities                       (4,528)      (2,401)
                                                           ---------------------

Cash flows from investing activities

Purchase of property and equipment                             (38)         (39)
                                                           ---------------------

Net cash used in investing activities                          (38)         (39)
                                                           ---------------------

Cash flows from financing activities

Payment on capital lease obligations                          --            (12)

Issuance of common stock, net of offering costs              2,495        7,573

Purchase of Treasury Stock                                    --            (55)
                                                           ---------------------

Net cash provided by financing activities                    2,495        7,506
                                                           ---------------------

Net increase (decrease) in cash and equivalents             (2,071)       5,066

Cash and cash equivalents at beginning of period             3,514          559
                                                           ---------------------

Cash and cash equivalents at end of period                 $ 1,443      $ 5,625
                                                           =====================


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               September 30, 1996



1. Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

   The consolidated financial data at and for the periods ended September 30, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Sunrise Technologies International, Inc. believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

   The Company has incurred significant losses for the last several years and, at September 30, 1996 has an accumulated deficit of approximately $28,495,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's long-term ability to continue as a going concern is dependent on returning to profitable operations. Management's plans include increasing sales through expanded marketing efforts for existing products and pursuing timely regulatory approval for certain products under development. Management also recognizes the need for infusion of cash and is actively pursuing various options including securing additional equity financing. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments, or the sale of some of its assets, it will be necessary for the Company to curtail or suspend operations.

2. Net Loss Per Share

   Net loss per share for the periods ended September 30, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

3. Revenue Recognition

   Revenues are recognized at time of shipment.

4. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                          September 30,       December 31,
                                              1996               1995
                                         --------------------------------
                                                    (In thousands)

          Raw materials                        $1,166             $  909

          Work-in-process                         435                237

          Finished goods                          430                520
                                         --------------------------------
                                               $2,031             $1,666
                                         ================================

5. Income Taxes

   Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6. Subsequent Events

   On October 29, 1996, the Company signed a memorandum of understanding to acquire EyeSys Technologies, Inc. for 12,500,000 newly-issued shares of common stock. Completion of the transaction is subject to approval by the shareholders of both companies and other conditions. Closing conditions include a requirement that Sunrise raise additional working capital.

7. Litigation Settlements

   In July 1996, the Company settled all of its outstanding litigation with American Dental Technologies ("ADT"). These matters were reported on most recently in the Company's Form 10-K for the year ended December 31, 1995. The material terms of the settlement are as follows:

      1. Sunrise waived its rights to collect a judgment of $940,000 obtained against ADT in a prior case, which had been subject to an appeal by ADT.

      2. Sunrise obtained a non-exclusive license to certain ADT patents covering air abrasion systems used in dental applications.

      3. Sunrise will pay ADT a royalty of 7% on all air abrasion products shipped after December 31, 1996.

      4. If Sunrise sells its dental air abrasion business before July 1998, it must pay to ADT a transfer fee equal to 10% of the amount received for the air abrasion business.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues of $1,767,000 and $4,327,000 for the three- and nine-month periods ended September 30, 1996 represent 357% and 18% increases, respectively over the $387,000 and $3,680,000 for the same periods in 1995. MicroPrep, the Company's air abrasion cavity preparation system introduced in June 1994, continues to exhibit strong customer acceptance and accounted for approximately 60% of the Company's revenues for the three- and nine-month periods ended September 30, 1996.

Gross profit as a percentage of sales was 41% for the three months ended September 30, 1996. Gross profit for the same period of 1995 was negative 14% due to the effect of fixed manufacturing costs on a relatively low sales volume. For the nine-month period ended September 30, 1996, gross profit as a percentage of sales increased from 34% to 41%. This increase is due to increased absorption of overheads due to higher sales and production volumes.

Engineering and development expenses increased $30,000 (25%) and $143,000 (41%) to $149,000 and $494,000 for the three- and nine-month periods ended September 30, 1996, over the $119,000 and $351,000 expense for the same periods in 1995. This increased effort was directed primarily toward the Company's air abrasion product line with relatively level spending on the advancement of the LTK system.

General and administrative expenses for the three-month period ended September 30, 1996 decreased to $668,000 from $734,000 for the same period in 1995. This decrease is due to decreased legal expenses and the Company's efforts to reduce costs. General and administrative expenses for the nine-month period ended September 30, 1996 increased to $1,873,000 from $1,646,000 in the same period of 1995. The increase is due to relatively higher legal expenses in earlier quarters of 1996.

Sales, marketing and regulatory costs increased $409,000 (77%) and $845,000 (40%) to $942,000 and $2,938,000 for the three and nine months ended September 30, 1996, respectively, from the $533,000 and $2,093,000 for the same 1995 periods, due to increased costs relating to the implementation of a direct sales organization as well as increased marketing and regulatory costs.

Financial Condition

As of September 30, 1996 the Company had $1,443,000 in cash and cash equivalents. The Company's operating activities used $4,528,000 in the nine months ended September 30, 1996 and used $4,495,000 in cash during fiscal 1995. A substantial portion of the 1995 and 1996 losses were funded by the $7.5 million net proceeds received from the completion of private placements of 15,100,000 shares of the Company's common stock at prices ranging from $0.50 to $0.625 per share in June and September 1995. In August 1996, the Company closed a private placement of approximately 2,300,000 shares of its common stock in exchange for approximately $2,200,000 net proceeds to the Company. This financing will be used primarily to support FDA clinical trials for the Company's Corneal Shaping System, ongoing research and development, and general and administrative costs including costs associated with possible acquisitions.

Working capital amounted to $4,541,000 at December 31, 1995 and decreased to $3,034,000 at September 30, 1996. Working capital, including the proceeds from the private placements, was used to fund the Company's 1995 and 1996 losses.

The Company's current operations continue to be cash-flow negative, further straining the Company's limited working capital resources. The level of current product sales is not sufficient to provide enough cash for adequate working capital to expand the dental business and support ongoing marketing and regulatory development of the ophthalmic subsidiary. To continue its current level of operations, it will be necessary for the Company to obtain additional working capital resources, whether from debt or equity sources. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments, or the sale of some of its assets, it will be necessary for the Company to curtail or suspend operations.

Subsequent Events

On October 29, 1996, the Company signed a memorandum of understanding to acquire EyeSys Technologies, Inc. for 12,500,000 newly-issued shares of common stock. Completion of the transaction is subject to approval by the shareholders of both companies and other conditions. Closing conditions include a requirement that Sunrise raise additional working capital.






Date: November 12, 1996            By: s/ David W. Light
                                      ----------------------------------------
                                         Chairman and Chief Executive Officer
                                         Acting Chief Financial Officer