Form 10-Q/A
period 1996-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1997-01-03
CIK 846771

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



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





Date: January 3, 1997                    By: s/ David W. Light
                                      ----------------------------------------
                                         Chairman and Chief Executive Officer
                                         Acting Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits and Reports on Form 10Q




   Exhibit 27     Financial Data Schedule