Form 10-K
period 1996-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1997-04-11
CIK 846771

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.


                           Commission File No. 1-10428


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
                          Yes      X      No
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates of the Registrant was approximately $34,836,000 as of March 21, 1997 based upon the closing price on the OTC Bulletin Board for that date.

There were 27,868,613 shares of the Registrant's Common Stock issued and outstanding on March 21, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

Overview

     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems for applications in ophthalmology and dentistry. In addition, the Company has developed, manufactures and markets an air abrasive cavity preparation system for dentistry (the "MicroPrep(R)").
Through the end of 1991, the Company was the exclusive developer and manufacturer of dental laser systems for American Dental Technologies, Inc. ("ADT"), formerly known as American Dental Laser, Inc., and derived substantially all of its revenues from the sale of the dLase 300 Dental Laser system (the "dLase 300 system") to ADT for distribution in the United States and overseas markets. ADT commenced foreign sales of the dLase 300 system in December 1988 for the treatment of caries (tooth decay) and soft tissue (such as gingivectomies). Following the clearance by the United States Food and Drug Administration ("FDA") to market the product for soft tissue applications, the Company commenced distributing the product in the United States in May 1990. The Company filed a Pre-Market Approval application ("PMA") for commercial sales of the dLase 300 in the United States for treatment of hard tissue in October 1988, which was not recommended for approval in August 1990 and again denied in February 1996. The Company is currently evaluating this development in relation to its overall marketing of the dental laser.

     Since mid-1992, the Company has focused a significant portion of its efforts on engineering and development of its laser corneal shaping product (the "LTK system") for the treatment of refractive errors of the eye, such as myopia, hyperopia and astigmatism. The LTK system is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992. The LTK system was introduced overseas in the fourth quarter of 1993 for the treatment of hyperopia and astigmatism. The Company conducted Phase IIa clinical trials of this system for the treatment of hyperopia in the United States pursuant to an Investigational Device Exemption ("IDE") from the FDA through 1994. In February 1995, the Company filed its request with the FDA to commence Phase IIb clinical trials. In a March 1995 letter, the FDA cited various deficiencies in the Company's February letter and requested additional information. In December 1995, the Company submitted the requested additional information. In January 1996, the FDA responded to the Company's submittal by requesting current follow-up data on all Phase IIa patients. In March 1996, the Company provided the current follow-up data on all Phase IIa patients. On September 5, 1996, the FDA authorized Sunrise to treat an additional 100 subjects at five United States locations in a continuation of Phase IIa clinical trials using a treatment algorithm developed by Sunrise in the course of the initial Phase IIa clinical trials and in the course of studies conducted by ophthalmologists in Mexico, Great Britain and Canada. The continued clinical trial is limited to the treatment of forty subjects for the +1 diopter treatment group and sixty subjects for the +2 diopter treatment group (See "Products", "Government Regulation", "Patents and Licenses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     In April 1993, the Company commenced development of the MicroPrep(R) pursuant to a joint development and exclusive manufacturing agreement with Danville Engineering, Inc. The Company filed a 510(k) application with the FDA in June 1993, and received FDA market clearance during the second quarter of 1994 (See "Products" and "Government Regulation"). Initial shipment of the product began in June 1994. In October 1995, the Company introduced the Associate, a table-top version of the MicroPrep(R).

     The Company has incurred substantial losses in the past three years which have seriously depleted its working capital. Sales of its existing dental products at current levels will not be sufficient to sustain both the existing business and the continued development and regulatory licensing of additional products including the LTK system. Historically, the Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock. These private placements raised approximately $15.3 million in 1994, 1995 and 1996 in new equity for the Company. In February and March 1997, the Company raised approximately $3.7 million through private placements of 5% convertible notes due 1999 (convertible into common stock) and warrants to purchase common stock (the "1997 Notes Placement"). The Company is seeking to raise additional working capital for all aspects of its business. If the Company is unable to obtain additional working capital, it may be required to reduce substantially, or eliminate, certain business, limit or suspend its operations in their entirety or, under certain circumstances, seek protection from creditors under the Bankruptcy Act.

     Proposed Sale of Dental Assets

     On March 26, 1997, the Company entered into an asset purchase agreement with Lares Research, a California corporation ("Lares"), providing for the sale of the Company's assets associated with its dental laser, air abrasion and composite curing systems (the "Dental Assets"). Lares is a privately held company located in Chico, California. Consummation of the proposed dental sale is subject to Lares' ability to raise $4,000,000 to fund the closing date payment described below. There is no assurance that Lares will be able to attract the required financing from banking institutions and members of the Lares family, and, if Lares is unsuccessful, the transaction will be abandoned.

     If Lares is able to raise the required capital, the Company would transfer to Lares all of the Dental Assets except for cash and accounts receivable (book value at December 31, 1996 of approximately $1,904,000). All liabilities of the Company related to its operations associated with tbe Dental Assets (the "Dental Business") would be retained by the Company, except for certain obligations relating to royalties and a supply contract. Lares would pay Sunrise $4,000,000 at closing and would issue $1.5 million in notes ("Lares Notes"). The $1,000,000 Lares Note would be payable three years from the date of closing, and interest at the rate of 8% per annum would begin to accrue at the end of the first quarter following the closing and would be payable quarterly. The $500,000 Lares Note would be payable four years from the date of closing, and interest at the rate of 8% per annum would be accrued for the first two years following the date of closing, with interest payable quarterly thereafter. The Company intends to recognize proceeds from the sale and interest on the notes as cash is received.

     In the event the transaction with Lares is not consummated, the Company will seek to sell the Dental Assets to another purchaser.

     The Company's revenues are substantially derived from the sale of its dental laser and air abrasive products. In 1996, these sales represented 98% of the Company's revenues. If the proposed sale of the Dental Assets is consummated, $4,000,000 of the purchase price will be paid in cash which the Company will use to fund its ophthalmic activities; however, by selling the Dental Assets, the Company will lose a significant source of continued revenue.


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

     MicroPrep(R) Dental Applications

     The Company entered into a joint development agreement with Danville Engineering in April 1993, to develop the MicroPrep(R), a low-cost, compact, microprocessor-controlled air abrasive unit. Pursuant to the terms of the agreement, Danville Engineering provides the air abrasive module for incorporation into the

MicroPrep(R). In addition, Danville Engineering may act as a non-exclusive distributor of the product. The MicroPrep(R) uses a high speed air stream containing small particles which, when directed at teeth, have an abrasive action that can be used to cut enamel and dentin, thereby prepare a cavity for restorative material. The air abrasive method allows for rapid cutting of the tooth structure with minimal heat, vibration and pressure, thereby permitting cavity preparation without the use of local anesthetic in most cases. In cases where the tooth is hypersensitive, pulpal stimulation can be controlled by reducing the pressure of abrasive material delivered to the tooth structure.

     The MicroPrep(R) Director is approximately suitcase-sized (similar to the Company's dental laser packaging) and has a built-in compressor which improves the portability of the system as compared to the competitive product which uses the dentist's existing compressed air supply. The Director utilizes a standard 115 volt outlet, delivers abrasive at from 80 psi to 120 psi, and operates at three different pressures, three different abrasive concentrations and also has a pulsed mode to allow the dentist innumerable variations on delivering abrasive to the target tooth structure. The Company filed a 510(k) with the FDA in June 1993 and received clearance to market the product in May 1994. Initial product shipment began in June 1994. In October 1995, the Company introduced the "Associate(R)," a table-top version of the MicroPrep(R).

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

     Corneal Shaping System

     In April 1992, the Company acquired Laser Biotech, Inc., a California corporation ("Laser Biotech"), through a merger of a wholly-owned subsidiary of the Company with Laser Biotech (the "Merger"). Laser Biotech was founded in 1986 by Bruce J. Sand, M.D., FACS, to research and develop a precision laser instrument for eye surgery. In connection with the Merger, the Company also acquired certain patent and patent applications held by Dr. Sand covering a patented technique for reshaping the cornea using a laser. The technique, called Laser Thermal Keratoplasty ("LTK" or the "Corneal Shaping System"), alters the shape of the cornea to correct refractive disorders such as hyperopia (farsightedness), astigmatism and presbyopia (decline in near vision due to aging) without removing corneal tissue. The procedure employs a laser to shrink, selectively, the collagen in the cornea, changing the curvature of the cornea and thereby changing the refractive power of the eye. By comparison, excimer laser systems for corneal reshaping developed by Summit Technologies, Inc. and VISX, Inc. remove parts of the cornea to achieve changes in refraction. Laser Biotech conducted pre-clinical studies to gain preliminary information on the efficacy and safety of the product, which resulted in positive indications the Corneal Shaping System can be applied successfully and safely to correct refractive errors.

     In May 1992, the Company acquired substantially all of the in-process technology of Emmetropix Corporation, a Texas corporation ("Emmetropix"), including an assignment of certain patent applications and related technology from an Emmetropix shareholder which the Company believes will be useful in developing the LTK system.

     The Company received an IDE from the FDA to begin Phase I clinical trials on human subjects in the first quarter of 1992. Phase I trials commenced in June 1992 using a prototype LTK System designed and developed by the Company. The Company completed Phase I of the clinical work for the LTK system and filed its results with the FDA in June 1993. In September 1993, the Company received clearance to begin Phase IIa clinical trials for the treatment of hyperopia. The trials were conducted at Doheny Eye Institute at USC and Baylor University and completed in November 1994. In February 1995, the Company filed its request with the FDA to commence Phase IIb clinical trials. In March 1995 the FDA cited various deficiencies in the Company's February letter and requested additional information which the Company submitted in December 1995. In January 1996, the FDA responded to the Company's submittal by requesting current follow-up data on all Phase IIa patients. In March 1996, the Company provided the current follow-up data on all Phase IIa patients. On September 5, 1996, the FDA authorized the Company to treat an additional 100 subjects at five United States locations in a continuation of Phase IIa clinical trials using a treatment algorithm developed by the Company in the course of the initial Phase IIa clinical trials and in the course of studies conducted by ophthalmologists in Mexico, Great Britain and Canada. The continued clinical trial is limited to the treatment of forty subjects for the +1 diopter treatment group and sixty subjects for the +2 diopter treatment group.

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

     The Corneal Shaping System incorporates the Sun 1000, a modified gLase 210 system as the laser source into a delivery system that is built into a standard slit-lamp to perform the LTK procedure. A slit-lamp is a binocular microscope used regularly by ophthalmologists to examine an eye binocularly under high magnification. The Corneal Shaping System delivers eight simultaneous laser beams disposed in a circle of varying diameter. This system allows for easy alignment on the patient's eye and the delivery of a two second exposure for the treatment. To date, international sales of the Corneal Shaping System have been limited. Revenue in the United States cannot be expected until the Company is granted approval from the FDA to market in the U.S., which will not be until 1999 at the earliest.

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

     The Company is subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA which requires laser manufacturers to file new product and annual reports; to maintain quality control, product testing and sales records; to incorporate certain design and operating features in lasers sold to end-users; and to certify and label each laser sold to an end-user as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The CDRH (Center for Devices and Radiological Health) is empowered to seek fines and other remedies for violations of the regulatory requirements.

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

     Unlike ophthalmology where lasers have been used for many years, the introduction of laser systems for dental applications represents a significant innovative treatment method. The ultimate success of the Company in penetrating the dental market is dependent upon a well-trained and educated direct sales and distributor organizations. The Company believes dental trade shows as well as local dental organization trade meetings also represent an important opportunity to provide dentists with an understanding of the application of the Company's products to their practice and the dental market currently lacks the educational programs necessary to provide the practitioner with an understanding of the benefits of the Company's products not only to the patient but to their practice. Furthermore, the Company's initial marketing efforts indicate dentists have been confused by the variety of lasers offered for dental applications and the market for dental lasers may not expand significantly until FDA approval for hard tissue applications has been obtained. This marketing program will require significant effort and expenses in order to establish a market presence in the United States.

     For ophthalmic and medical applications, the extent and nature of the Company's marketing efforts are determined by a number of factors, including the number of specialists in the area and the characteristics of the laser applications. The ophthalmic market for the gLase 210 has been impacted by reimbursement pricing pressures, the continued need for publication of long term follow-up data, and increased educational requirements on the part of the practitioner regarding follow-up requirements and patient monitoring. The Company markets its ophthalmic products through distributors. The establishment of a successful distributor network requires providing the distributors with sales instruments (brochures, clinical data, research papers, educational videos). Such marketing efforts are expected to include presentations at conventions and trade shows, customer training by Company personnel and sponsorship of teaching seminars, clinical presentations, and research by others. The Company also hires additional marketing and sales consultants from time to time to assist in the introduction of its products.

     There can be no assurance the Company can effectively market its existing and planned new products.


ENGINEERING AND DEVELOPMENT

     The Company's success will depend substantially upon its ability to develop, produce and market innovative new products.

     For the years ended December 31, 1994, 1995 and 1996, the Company expended $1,561,000, $1,218,000 and $1,326,000, respectively, on engineering and development relating to dental and ophthalmic lasers and MicroPrep(R) as well as research on a variety of medical and dental applications. The Company continues to explore several other types of lasers with varying characteristics in order to find the optimal interactions with tissues in specific medical and dental applications. Clinical testing and sale of the Company's products are subject to obtaining applicable regulatory approvals, of which there can be no assurance. The Company's research and development activities are conducted in house as well as by outside sources, including consultants and universities.

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


PRODUCTION

     The Company manufactures its dental and ophthalmic lasers and MicroPrep(R) systems from parts, components and subassemblies obtained from a number of unaffiliated suppliers, and the Company designs the software incorporated into a microprocessor purchased from an unaffiliated third party. Engineering and development, prototype production, and all manufacturing, assembly and testing activities take place at its Fremont, California facility. Although all the parts and components used by the Company are available from multiple sources, several are currently being purchased from only one source to obtain volume discounts. Lack of availability of certain components could require minor redesign of the products resulting in production delays.

     In late 1993, the Company realigned its production structure through a reduction in production manpower to more accurately reflect short-term demand as well as the realignment of responsibilities.

     The Company's dental laser systems, ophthalmic laser systems, and the MicroPrep(R) products have been designed in a modular fashion to facilitate the assembly process. The Company intends to utilize modular design and construction concepts in connection with its future products.


POTENTIAL LIABILITY

     The testing and use of human health care products entail an inherent risk of physical injury to patients and resultant product liability or malpractice litigation. While the Company has obtained product liability coverage in the amount of $5,000,000 with an umbrella policy for an additional
$5,000,000, such coverage is limited, and there can be no assurance such coverage will be sufficient to protect it from all risks to which it may be subject. Those costs of defending a product liability or malpractice action could have a material adverse impact on the Company, even if the Company were to ultimately prevail.


PATENTS AND LICENSES

     Pursuant to agreements with ADT, the Company assisted ADT and its founders in the preparation of several patent applications, which have been filed in the United States Patent and Trademark Office and in certain countries in Europe. From these applications, several patents have been issued and have been assigned to ADT. Pursuant to the terms of its settlement with ADT in February 1993, the Company obtained a royalty bearing non-exclusive, worldwide license under ADT's patents and patent applications covering the manufacture, sale or use of dental laser products. There can be no assurance any additional patents will be issued or any such patents will afford protection or benefit to the Company.

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

     The Company currently markets the MicroPrep(R), an abrasive-action cavity preparation unit that competes with ADT's KCP 2000.

     Ophthalmology

     Use of the holmium laser for LTK will compete with or supplement existing treatments for refractive disorders, including eyeglasses, contact lenses, other refractive surgeries (such as radial keratotomy) and other technologies currently under development, such as corneal implants and surgery involving other laser techniques. The industry is characterized by extensive research and rapid technological change. Newer technologies could be developed with better performance for refractive surgery than LTK. The significant competitive factors in the industry will include price, convenience, success relative to vision correction, acceptance of new technologies, patient satisfaction and ability to receive regulatory approval.

     Aside from using eyeglasses and contact lenses, refractive errors are currently being treated by a surgical approach called Radial Keratotomy ("RK"), photo refractive keratectomy ("PRK") and LASIK which treat nearsightedness (myopia).

     Currently, the dominant laser approach for the treatment of myopic refractive disorders is the use of the excimer laser. In the United States, VISX, Incorporated ("VISX") and Summit Technology, Inc. ("Summit") are the leading manufacturers of excimer refractive surgical systems. The Company believes the LTK process for the treatment of hyperoptic refractive disorders offers several distinct advantages over the use of excimer lasers, including ease of use and less invasiveness. Both VISX and Summit have significantly greater financial resources than the Company. In October 1995, both Summit and VISX announced that the FDA had approved their PMA applications to commercially market and sell their excimer laser systems in the U.S. for correctional myopic refractive disorders. In 1997, VISX received approval to treat astigmatism. It is unclear what effect these developments will have on the Company's business.

     The Company believes the potential use of the process of shrinking collagen is more attractive than competitive methods because it can address certain refractive errors with minimal damage to the cornea. There can be no assurance, however, the method can be reduced to practice using a reliable laser system or the Company will receive regulatory approvals or successfully market such a product.


BACKLOG

     On December 31, 1996 the Company had a backlog of approximately $200,000.

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


EMPLOYEES

     At December 31, 1996 the Company had 42 full-time employees (including its executive officers); 13 in manufacturing, 5 in engineering and development, 18 in marketing, sales and regulatory, and 6 in administration.

     The Company is primarily dependent upon its engineering and development employees and consultants for the development and improvement of current and proposed products. The Company's future success is partially dependent upon its ability to attract and retain highly qualified scientific and management personnel.


EXPORT SALES

     In 1996, approximately 47% of the Company's revenues were international as compared to approximately 69% in 1995 and 68% in 1994.


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

History of Losses; Profitability Uncertain; Cash Flow Deficits

     Since 1992, the Company has incurred substantial losses which have depleted its working capital and reduced its stockholders' equity. Losses have been incurred in both segments of the Company's business, dental and ophthalmic. The Company's management believes that the Dental Business will operate at a loss during 1997. In addition, the Company's ophthalmic business will continue to be a significant consumer of cash as the revenues from this business are not expected to be sufficient to cover its operating costs unless and until FDA approval is obtained to permit domestic sale of the Sunrise Corneal Shaping System, which approval is not expected until 1999 at the earliest.

     The negative cash flows of the Company have been funded during 1995 and 1996 by the sale of additional equity. At December 31, 1996, cash and cash equivalents of the Company was approximately $650,000, and at March 21, 1997, after consummation of the 1997 Notes Placement (approximate net proceeds of $3,743,740), cash and cash equivalents of the Company was approximately $2,150,000. The Company anticipates that it will be required to raise additional working capital to fund its activities for 1997 and beyond. Any additional equity financing may be dilutive to the Company's shareholders. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company and its stockholders. If funds are not available to satisfy the Company's short-term and long-term operating requirement, the Company may be required to reduce substantially, or eliminate, certain business, limit or suspend its operations in their entirety or, under certain circumstances, be forced to seek protection from creditors under the Bankruptcy Act.

Continuing Losses Expected

     The Company expects to report operating losses during 1997 and beyond. The losses will come primarily from the expenses of the FDA approval process and underlying clinical studies related to the Sunrise Corneal Shaping System. The Company will not have any domestic revenues from this product line unless and until FDA approval is obtained and the international revenues will not be sufficient to cover the cost of the approval process. The Company anticipates the sale of the assets of its Dental Business during 1997, of which there can be no assurance, will fund continuing clinical studies for the Sunrise Corneal Shaping System. Even if the Dental Business is retained and can operate profitably, consolidated operating losses would be anticipated at least during 1997.

Going Concern Report

     The Company's independent auditors have included an explanatory paragraph in its report covering the Company's financial statements for the year ended December 31, 1996, which paragraph emphasizes substantial doubt as to the Company's ability to continue as a going concern, based primarily on the recurring operating losses that have been incurred by the Company. If the company is unable to achieve future profitability or obtain other financing, the Company may be required to reduce substantially, or eliminate, certain business, limit or suspend its operations in their entirety or, under certain circumstances, be forced to seek protection from creditors under the Bankruptcy Act.

Loss of Dental Revenues

     The Company's revenues are substantially derived from the sale of its dental laser and air abrasive products. In 1996, these sales represented 98% of the Company's revenues. If the proposed sale of the Dental Assets is consummated, a portion of the purchase price will be paid in cash which the Company can use to fund its ophthalmic activities; however, by selling the Dental Assets, the Company will lose a significant source of continued revenue.

No Assurance of Proposed Dental Sale

     If the proposed sale transaction is not consummated, the Company may seek to sell the Dental Assets to another purchaser. There can be no assurance that another such potential purchaser can be found, or that such potential purchaser would be interested in the Dental Assets on terms similar to those contained in the current proposed sale of dental assets. In any event, the Company would be required to fund any continuing losses of the Dental Business, and may have to terminate such Dental Business in its entirety, without receiving any payment. In addition, management would be required to continue to spend a significant amount of time dealing with the Dental Business.

Effects of FDA Approval Requirements and Government Regulation on Marketability of the Company's Systems

     The Company's activities are subject to extensive regulation by the FDA and similar health authorities in certain foreign countries. The Sunrise Corneal Shaping System is regulated as a Class III medical device by the FDA under the FDC Act. Class III medical devices require a PMA by the FDA prior to commercial sale in the U.S. The PMA approval process (and underlying clinical studies) is lengthy and uncertain and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the U.S. and other countries would postpone or prevent the marketing of the Sunrise Corneal Shaping System and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company will be able to obtain in a timely manner, if at all, required premarket approval in the United States or Japan for intended uses of the Sunrise Corneal Shaping System, or for any other devices for which the Company may seek approvals or clearances.

     The Company has been issued an IDE by the FDA to permit it to generate data necessary to support a PMA application for the use and marketing of the Company's holmium laser corneal shaping product in LTK application. The FDA has advised the Company the initial Phase IIa clinical trials conducted by the Company did not produce enough statistically significant data to enable the FDA to determine that the treatment algorithms employed in such clinical trials were predictable or effective for the treatment of hyperopia. On September 5, 1996, the FDA authorized the Company to treat an additional 100 subjects at five United States locations in a continuation of Phase IIa clinical trials using a treatment algorithm developed by the Company in the course of the initial Phase IIa clinical trials and in the course of studies conducted by ophthalmologists in Mexico, Great Britain and Canada. The continued clinical trial is limited to the treatment of forty subjects for the +1 diopter treatment group and sixty subjects for the +2 diopter treatment group.

     The FDA will grant a PMA with respect to a particular procedure performed with the Sunrise Corneal Shaping System only if and when it is satisfied the use of the device for that procedure is safe and effective treatment for the condition indicated. In granting a PMA, the FDA may restrict the types of patients who may be treated thereby limiting the market acceptance of the Sunrise Corneal Shaping System. Even if FDA approval is obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, in addition to possible criminal and/or civil proceedings. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMA's. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except the supplement is generally limited to information needed to support the proposed change from the product covered by the original PMA. There can be no assurance the Sunrise Corneal Shaping System will be shown to be safe and effective, or that it will be approved or cleared by the FDA or foreign regulatory bodies, for the intended uses for which it is being investigated. Modifications could also be required if the Company is unable to reach a satisfactory licensing arrangement with the University of Miami on a jointly developed component of the delivery system (See "Patent Concerns").

     Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires the Company to manufacture its products in registered establishments, in accordance with the FDA's Good Manufacturing Practices ("GMP") regulations, and to list its devices with the FDA. Such manufacturing facilities are subject to periodic requirements with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

     In addition, the introduction of the Company's products in foreign countries may require obtaining individual foreign regulatory clearances in numerous countries. These products have been sold in approximately 15 foreign countries. Sales of the Sunrise Corneal Shaping Systems are restricted in several countries in addition to the United States, including Japan, Canada, Taiwan and Mexico. There can be no assurance the Company will be able to obtain regulatory clearances for its products in the United States or foreign markets.

Uncertain Market Acceptance of the Corneal Shaping System

     Although the Company has other ophthalmic laser products, the Company has and intends to concentrate its efforts primarily on the development of a holmium laser corneal shaping product for the correction of hyperopia and will be dependent upon the successful development of that system to generate increased revenues. Use of the Sunrise Corneal Shaping System for laser thermal keratoplasty has not yet been introduced commercially in the United States, and there can be no assurance that if approved by the FDA, such system will be accepted by either the ophthalmic community or the general population as an alternative to existing methods of treating refractive vision disorders. Many ophthalmologists may have already invested significant time and resources in developing expertise in other corrective ophthalmic techniques. The acceptance of LTK may be affected adversely by its cost, concerns relating to its safety and efficacy, the lack of third party reimbursement for LTK, general resistance to use of laser products on the eye, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data and the possibility of unknown side effects. Promotional efforts by suppliers of products or procedures which are alternatives to the Sunrise Corneal Shaping System, including eyeglasses and contact lenses, may also adversely affect the market acceptance of LTK. The Company's failure to achieve broad market acceptance of LTK will have a material adverse effect on the Company's business, financial condition and results of operations.

Safety and Efficacy Concerns; Lack of Long-Term Follow-Up

     The Company has developed only limited clinical data to date on the safety and efficacy of the Sunrise Corneal Shaping System in correcting farsightedness, and related long-term safety and efficacy data. The FDA has not yet determined whether the Sunrise Corneal Shaping System will prove to be safe or effective for the predictable and reliable treatment of farsightedness or other common vision problems. Potential complications and side effects from the use of the Company's Sunrise Corneal Shaping System include post-operative discomfort, decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to post-procedure medication, modest fluctuations in refractive capabilities during healing, unintended over or under-corrections, regression of effect, and induced astigmatism. There can be no assurance that long-term safety and efficacy data when collected will be consistent with the clinical trial results previously obtained or will demonstrate that the LTK Corneal Shaping System can be used safely and successfully to treat hyperopia in a broad segment of the population on a long-term basis.

Limited Trading Market; Application of the Penny Stock Rules

     On July 8, 1995, the company's common stock was delisted from The Nasdaq Stock Market because the Company was unable to maintain the requisite standards for continuing listing. Accordingly, trading of the Company's common stock is now conducted on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's common stock.

     While the Company  intends to pursue  being  relisted  on The Nasdaq  Stock
Market, the Company's securities are now subject to the Commission's "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, the Company's delisting may affect the ability of broker-dealers to sell the Company's securities. There can be no assurance that the Company will be successful in being relisted on The Nasdaq Stock Market in the near future, if at all.

     The Commission has adopted regulations that define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations of the securities and, if the broker-dealer is the sole market-maker, the monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of these regulations, an investor may find it difficult to dispose of the Company's common stock.

Competition

     Vision Correction Market

     The vision correction industry is subject to intense competition. Patients with hyperopia (farsightedness) can achieve vision correction with eyeglasses, contact lenses and radial keratotomy, as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. Most of the Company's competitors have substantially greater product development capabilities and financial and marketing resources than the Company, which may enable such competitors to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner. The success of any competing alternative to LTK for treating hyperopia would have a material adverse effect on the Company's business, financial condition and results of operations. The significant competitive factors in the industry include price, convenience, success relative to vision correction, acceptance of new technologies, patient satisfaction and government approval.

     The excimer laser is the dominant laser used for the treatment of refractive disorders, although it is not currently used to treat hyperopia. In the United States, VISX and Summit are the leading manufacturers of excimer refractive surgical systems. While the Company believes the LTK process offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness, both VISX and Summit have significantly greater financial resources than the Company and have received FDA approval for their respective excimer laser products for treating myopia. Although the VISX and Summit excimer laser products are not currently approved for treating hyperopia in the United States, any alternative treatment offered by VISX or Summit will have a competitive advantage because of the name recognition being created by the current promotion of excimer laser product for correcting refractive errors using lasers.

     Dental Products Market

     The Company's dental products include laser systems for soft tissue applications such as gingivectomies and gum contouring and the Sunrise MicroPrep(R) System for cavity preparation. The Company's sale of dental laser systems has decreased significantly in the past few years as a result of increased competition as well as a decrease in the size of the total market. The Sunrise MicroPrep(R) System, introduced in 1994, has experienced increased sales levels as a result of growing market acceptance of this new alternative to standard drilling technique. The Company's primary competitor in the dental market is American Dental Technologies, its former distributor and the holder of basic air abrasion patents (for which the Company has a license). ADT offers product competitive with the Company's laser and air abrasive products. The Company's dental products compete with respect to price, ease of use, rapid, effective treatment and breadth of application. In addition, the Company's dental products compete with conventional dentist drills and conventional soft tissue surgery.

Patent Concerns

     Although the Company believes it holds all of the U.S. process patents for the use of holmium lasers in cornea shaping, foreign process patents and U.S. and foreign apparatus patents for shaping the cornea with holmium lasers have been issued to others. If patents held by others were considered valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the Company's holmium laser corneal shaping systems or use of such systems to perform LTK or other procedures. There can be no assurance the Company and Laser Biotech will not be subject to one or more claims for patent infringement, or that the Company and Laser Biotech would prevail in any such action or that its patents will afford protection against competitors with similarly technology.

     In addition, the Company has attempted to negotiate with the University of Miami to reach agreement regarding the non-exclusive use of a component of the delivery system used in the Sunrise Corneal Shaping System which was jointly developed by the Company and the University. The Company believes that it will be able to make reasonable arrangements with the University. If, however, the Company is unable to conclude negotiations with the University successfully, the University may seek to prohibit the manufacture, sale and use of the delivery system presently configured in the Sunrise Corneal Shaping System. If the Company is forced to redesign the Sunrise Corneal Shaping System, such redesign efforts could be time consuming, expensive and prolong FDA review.

     In the event the Sunrise Corneal Shaping System is adjudged to infringe a patent in a particular market, the Company and its customers may be enjoined from making, selling, and using such system in such market or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered or available, the Company might be required to redesign those aspects of the Sunrise Corneal Shaping System held to infringe so as to avoid infringement. Any redesign could delay reintroduction of the Company's products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, the Company could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.  FACILITIES

     The Company leases 26,000 square feet for all its business activities including executive offices as well as engineering and development, manufacturing, assembly and testing activities in Fremont, California at a rental of approximately $26,000 per month, including expenses. The lease expires in January 1998.


ITEM 3.  LEGAL PROCEEDINGS

                                    Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                                    Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     As of December 31, 1996, there were 715 holders of record of the Company's common stock. Price information for the Company's common stock may be obtained from the OTC Bulletin Board. The table below sets forth the reported high and low bid quotations of the Company's common stock as reported on the OTC Bulletin Board for the periods indicated.

                             Prices for Common Stock

         Quarter Ended                     Low Bid(1)       High Ask(1)
         -------------                     ----------       -----------

         March 31, 1995                      $0.69             $1.97

         June 30, 1995                       $0.56             $1.25

         September 30, 1995                  $0.50             $2.37

         December 31, 1995                   $0.94             $2.44

         March 31, 1996                      $1.34             $1.44

         June 30, 1996                       $1.13             $2.31

         September 30, 1996                  $0.88             $2.00

         December 31, 1996                   $0.81             $2.13

         March 31, 1997                      $0.75             $1.72

----------

(1) Bid and ask prices are quoted on the OTC Bulletin Board in increments of 1/32. Certain of the bid and ask prices set forth in this table have been rounded to the nearest cent.

     On March 31, 1997, the closing price of the Company's common stock as reported on the OTC Bulletin Board was $1 3/16 (approximately $1.19) per share. The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends

     In the past three years, the Company has not declared or paid any cash dividend on the common stock. Sunrise currently intends to retain any and all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The Company did not sell any unregistered securities during the fourth quarter of 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data derived from the audited financial statements for the years ended December 31, 1992, 1993, 1994, 1995 and 1996.

                                                                               Year Ended December 31,
                                                                      (In thousands, except per share amounts)
                                                         -------------------------------------------------------------
                                                           1992         1993         1994         1995         1996
                                                           ----         ----         ----         ----         ----

              Net revenues                               $  8,550     $ 11,860     $  7,578     $  5,294     $  5,654

              Gross profit                                  3,604        5,009        1,340        1,637        1,638

              Purchase of in-process                        8,466         --           --           --           --
              technology

              Operating costs and expenses                 16,941       11,461        8,257        5,824        7,658

              Income (loss) from operations               (13,337)      (6,452)      (6,917)      (4,187)      (6,020)

              Income tax expense (benefit)                 (1,612)         232         --           --           --

              Net income (loss)                           (11,640)      (6,624)      (6,910)      (4,130)      (5,968)

              Net income (loss) per share                   (1.44)       (0.74)       (0.68)       (0.28)       (0.23)

              Shares used in calculation of                 8,111        8,955       10,129       14,935       26,414
              net income (loss) per share

              Total assets                                 10,339        5,511        3,822        6,689        3,741

              Long term obligations                            79           18         --           --           --

              Total stockholders' equity                    9,038        2,708        1,357        4,745        1,272

              Working capital                               7,877        1,965        1,101        4,541        1,073


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company has incurred substantial losses in the past five years which have seriously depleted its working capital. Sales of its existing dental products at current levels will not be sufficient to sustain both the existing business and the continued development and regulatory licensing of additional products including the LTK system. Historically, the Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock. These private placements raised approximately $15,546,000 in gross proceeds (approximately $15,296,000 in net proceeds) between 1994 and 1996 in new equity for the Company. Pursuant to the 1997 Notes Placement, consisting of two-year convertible notes and warrants, the Company raised approximately $3,743,740 in net procees.

     On March 12, 1997 the Company announced that it had entered into an agreement for the sale of the Dental Assets to Lares, a privately held company located in Chico, California, pursuant to which Lares will pay the Company a total of $5.5 million, consisting of $4.0 million in cash and $1.5 million in notes payable over four years. The transaction is subject to stockholder approval.

     Since its inception, the Company has generated revenues from the manufacture and sale of laser systems for applications in dental and medical fields. In 1994, the Company introduced an air abrasive cavity preparation system for the dental market. After an initial period of commercial success, laser product sales have decreased steadily from a high of approximately $20 million in 1991 to approximately $2 million in 1996. During 1996, the FDA Dental Advisory Panel voted to reject the Company's application for the utilization of its dental laser products for hard tissue application, which further limits the potential market for these products. The Company does not anticipate significant increases in revenues from existing laser products in 1997.

     In 1992, the Company acquired patented technology covering the use of a holmium laser to reshape the cornea, which the Company believes will be useful in the treatment of hyperopia, presbyopia and over correction from photo refractive keratectomy (previously defined as "PRK"). The Company filed its PMA Application with the FDA in 1992 and commenced Phase I clinical trials in that year. The FDA approval process is expected to continue through at least 1999 with the cost of clinical studies increasing as the number of sites and patients increases during the period. Although the Company has had limited sales of its Corneal Shaping System outside the United States, significant revenues cannot be expected unless and until FDA approval is obtained to market the system in the United States.

     The following table sets forth certain operations data as a percentage of net revenue for the periods indicated.



                                                    Year Ended December 31,

                                                   1996      1995     1994
                                                   ----      ----     ----


     Net Revenues                                   100%     100%     100%

     Cost of revenues                                71       69       82
                                                   ----------------------

     Gross profits                                   29       31       18
                                                   ----------------------

     Other costs and expenses:

          Engineering and development                24       23       20

          Sales, marketing and regulatory            64       43       50

          General and Administration                 48       44       39
                                                   ----------------------

     Total other costs and expenses                 135      110      109
                                                   ----------------------

     Loss from operations                          (106)     (79)     (91)

     Interest income, net of expense                  1        1     --
                                                   ----------------------

     Loss before taxes on income                   (105)     (78)     (91)

     Income tax expense (benefit)                  --       --       --
                                                   ----------------------

     Net Loss                                      (105%)    (78%)    (91%)
                                                   ======================



Revenues

     The Company's revenues have historically been comprised primarily of sales related to its dental products (98% in 1996, 76% in 1995 and 79% in 1994). Revenues fell from $7,578,000 in 1994 to $5,294,000 in 1995, a decrease of approximately 31%. The decrease is attributable to reduced demand for the Company's dental laser products, which was partially offset by sales of the Company's dental air abrasive products, first shipped in mid-1994. The Company had achieved significant sales of dental laser products in Germany in 1994. These sales levels in Germany were not achieved in later periods. During 1995, the Company terminated its relationship with its exclusive distributor in Germany. Sales of the Company's ophthalmic products, primarily non-U.S. sales of the Corneal Shaping System, were also lower in 1995 than 1994. Non-dental sales represented 20% of revenue in 1994 and 22% in 1995.

     Revenues  increased  from  $5,294,000  in 1995 to  $5,655,000  in 1996,  an increase  of  approximately  7%.  Sales of  dental  laser  systems  during  1996 increased slightly from prior levels. Sales of ophthalmic products were insignificant in 1996 as the Company concentrated its limited resources on its FDA clinical studies rather than overseas marketing. Significant increases in sales of the Company's air abrasive products during 1996 more than offset the decrease in sales of its ophthalmic products. The introduction of the MicroPrep Associate(R) in the first quarter of 1996 provided the impetus for the increase in sales of the air abrasive product line.

Gross Profit

     Gross profit margins were 18%, 31% and 29% in 1994, 1995 and 1996 respectively. The 1995 improvement in gross profit, when compared to 1994, is attributed to introduction of the cost-reduced MicroPrep(R) Director, increased pricing though direct distribution and improved manufacturing efficiencies.

     Gross profit margins decreased in 1996 to 29% primarily as a result of increased sales of dental products through distributors and the decrease in sales of Corneal Shaping Systems which carry a higher gross margin than dental products.

Engineering and Development

     Engineering and development expenses were $1,561,000, $1,218,000 and $1,326,000 for the years ended 1994, 1995 and 1996, respectively. Engineering and development expenses decreased by $343,000 in 1995, due primarily to completion of development of the MicroPrep(R) product.

     Engineering and development increased by $108,000 in 1996 compared to 1995 due primarily to development costs associated with the CureStar curing system, a dental product introduced in the first quarter of 1997.

Sales, Marketing and Regulatory

     Sales, Marketing and Regulatory expenses were $3,763,000, $2,277,000 and $3,632,000 for the years ended 1994, 1995 and 1996 respectively.

     The Company currently markets its ophthalmic lasers and dental products through a small direct sales organization working with dealers, distributors and manufacturer's representatives in the United States. Distribution for all products internationally is handled through distributors. The Company had thirteen direct sales employees at the end of 1995, and three at the end of 1996.

     Sales, Marketing and Regulatory expenses decreased to $2,277,000 in 1995, approximately a 40% reduction from the 1994 level. This reduction is principally due to the lower international sales and marketing costs, including commissions, as a result of decreased revenues in Germany.

     Sales, Marketing and Regulatory expenses increased in 1996 over 1995 by 60% due primarily to incremental costs associated with the development of a direct sales force late in 1995, the launch of the MicroPrep Associate(R) in the first quarter of 1996 and costs associated with the expansion of the Phase IIa FDA ophthalmic clinical studies (see "Business") and FDA review of the Company's PMA submitted for use of its dental lasers for hard tissue applications.

General and Administrative

     General  and  administrative  expenses  were  $2,933,000,   $2,329,000  and
$2,700,000 for the years ended 1994, 1995 and 1996, respectively.

     The Company's general and administrative expenses consist primarily of product liability and officer and director liability insurance premiums; accounting, legal and other fees related to financial transactions, patent and general corporate matters, and litigation as well as provisions for the Company's allowance for bad debts. General and Administrative expenses decreased to $2,329,000 in 1995, approximately a 20% reduction from the 1994 level, due primarily to reduction in legal and accounting fees associated with litigation.

     General and administrative expenses in 1996 increased compared to 1995 primarily as a result of costs associated with the proposed acquisition of EyeSys Technologies and the development of a new management team for the ophthalmic business.


Income taxes

     At December 31, 1996 and 1995, all deferred tax assets computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", have been fully offset by a valuation allowance.

     As of December 31, 1996, the Company had federal net operating loss carry-forwards of approximately $25,000,000. The ownership provisions of the Internal Revenue Code of 1986 would limit the utilization of the carry-forwards should there be a substantial change in the Company's ownership.


Net loss

     The Company reported losses of $6,910,000, $4,130,000 and $6,020,000 in 1994, 1995 and 1996, respectively.

     The net loss in 1994 was due principally to a severe drop in laser sales in both the domestic and international market place and a decrease in foreign sales of dental lasers. Somewhat offsetting these reductions were the initial sales of the MicroPrep(R) and across-the-board reductions in operating expenses.

     The net loss in 1995 was due principally to the continued low level of sales, excess manufacturing capacity and the Company's need to maintain the basic sales, marketing, regulatory and corporate infrastructure. Although across-the-board operating expense reductions totaled $2,433,000 in 1995 when compared to 1994, the reductions do not offset the low level of sales volume.

     The net loss in 1996 was due primarily to increased selling, marketing and product development costs required to grow the business. A new sales, marketing, and regulatory team was hired to focus on sales of the Corneal Shaping System outside the United States and FDA clinical trials were expanded, along with expansion of clinical research, to further advance the technology.

Liquidity and Capital Resources

     As of December 31, 1996 the Company had $647,000 in cash and cash equivalents. The Company's operating activities used $5,297,000 in cash during 1996. This was funded from the reduction of cash and $2.2 million net proceeds received from a common stock private placement in August, 1996.

     Working capital amounted to $4,541,000 at December 31, 1995 and decreased to $1,073,000 at December 31, 1996. The overall reduction in working capital is consistent with the current year loss and fund raising activity.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The level of current product sales is not sufficient to provide enough cash to pursue the Dental Business and support ongoing development and regulatory approval of the LTK system. Management's plans include selling the Dental Assets and field of use rights related to its Dental Business. If successful in selling the Dental Assets, the Company will focus on further developing and seeking regulatory approval of its ophthalmic related products. Such approval may take several years. Although dental related sales have represented the majority of historical sales (98% in 1996, 76% in 1995 and 79% in 1994), management's strategic plan is to use the proceeds from the sale of the Dental Assets and the 1997 Notes Placement to further develop the ophthalmic products, specifically the Sunrise Corneal Shaping System. There can be no assurance that the Company will successfully consummate the sale of the dental assets, which is subject to stockholder approval. There can also be no assurance that the Corneal Shaping System will receive regulatory approval and the Company will be successful in developing, manufacturing, and marketing the Corneal Shaping System or other ophthalmic related products.

     In February and March 1997 the Company completed private placements of 5% convertible notes due 1999 (convertible into common stock) and warrants to purchase common stock, for aggregate net proceeds of approximately $3.7 million. Management believes the net proceeds from the 1997 Notes Placement and cash from the expected sale of the Dental Assets will provide sufficient funds for the Company's planned operations for 1997. Should the sale of the Dental Assets not be successfully completed, the Company may need to seek additional debt or equity financing. There can be no assurance that such financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets at December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1996 and the notes thereto appear as noted in the index listed under Item 14(a).


ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                 Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Directors And Executive Officers" in the Registrant's Proxy Statement to be filed not later than April 30, 1997 ("Proxy Statement") is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owner's and Management" in the Proxy Statement is incorporated herein by reference.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)
     1.   Financial Statements

         The following documents are filed as part of this report:
                                                                  Page in this
                                                                Annual Report on
                                                                   Form 10-K
                                                                    ---------
       Report of Ernst & Young LLP, Independent Auditors               25
       Consolidated Balance Sheets - December 31, 1995 and 1996        26
       Consolidated Statements of Operations*                          27
       Consolidated Statement of Stockholders' Equity*                 28
       Consolidated Statements of Cash Flows*                          29
       Notes to Consolidated Financial Statements                      30

       *For the years ended December 31, 1996, 1995, 1994

     2.  Financial Statement Schedules

         The following financial statement schedule is filed as part of this report:

         Schedule II - Valuation and qualifying accounts               38

         All other schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

 3.   Exhibits

Exhibit           Description
-------           -----------

    2          Plan of Acquisition, Reorganization,  Arrangement, Liquidation or
               Succession

  2.1 Asset Purchase Agreement dated as of March 26, 1997, by and among Sunrise and Lares Research, a California corporation

  3            Charter Documents

  3.1             Certificate of Incorporation, as amended (1)

  3.2             Bylaws (1)

    4          Instruments Defining the Rights of Security Holders

  4.1             Form of 5% Convertible Notes due 1999 (6)

  4.2 Form of Security Agreement relating to 5% Convertible Notes due 1999 (6)

  4.3             Form of Registration Rights Agreement (6)

  4.4             Form of Warrant issued to Pennsylvania Merchant Group (4)

    10         Material Contracts

  10.1            Lease  Agreement  with  Bayside  Spinnaker  Partners  III,  as
                  lessor,   for  the  lease  of   facilities  at  47257  Fremont
                  Boulevard, Fremont, California, dated July 16, 1991 (2)

  10.2            Patent   License   Agreement   between   Sunrise   and  Patlex
                  Corporation dated January 1, 1990 (3)

  10.3            Agreement   between  Sunrise  and  the  University  of  Miami,
                  Department of Ophthalmology, dated October 28, 1991 (2)

  10.4 Joint Development and Exclusive Manufacturing Agreement dated April 17, 1993 between Sunrise and Danville Engineering, Inc.
                  (1)

  10.5 Settlement Agreement between Sunrise and American Dental Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit) (4)

  10.6 License Agreement between Sunrise and American Dental Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit) (4)

  10.7 Settlement Agreement with between Sunrise and American Dental Technologies, dated July 30, 1996

 *10.8 Form of Indemnification Agreement between Sunrise and each of its officers and directors (3)

 *10.9            1988 Stock Option Plan, as amended (5)

 *10.10           Employment  Agreement  entered into between Sunrise and Joseph
                  W. Shaffer, dated April 5, 1989 (5)

  10.11 Form of U.S. Note and Warrant Purchase Agreement relating to the Regulation D private placement of 5% convertible notes due 1999 and warrants in February and March 1997

  10.12 Form of Offshore Note and Warrant Purchase Agreement relating to the Regulation S private placement of 5% convertible notes due 1999 and warrants in March 1997

    11         Statement regarding Computation of Per Share Loss

  11.1 Statement regarding computation of per share loss for the years ended December 31, 1996, 1995 and 1994

    21         Subsidiaries of Registrant

  21.1            Subsidiaries of Sunrise

    22         Power of Attorney  (included on the signature  pages to this Form
               10-K)

    23         Consents of Experts

  23.1            Consent of Ernst & Young LLP, Independent Auditors

    27         Financial Data Schedule


----------

  *      Compensatory plan or management contract

  (1) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-17816)

  (2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17816)

  (3) Incorporated by reference from the registrant's Registration Statement on Form S-1, as amended (File No. 33-36768)

  (4) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-17816)

  (5) Incorporated by reference from the registrant's Registration Statement on Form S-18, as amended (File No. 33-27029-LA)

  (6) Incorporated by reference from the registrant's Current Report on Form 8-K dated March 12, 1997 (File No. 0-17816)

Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Sunrise Technologies International, Inc.


     We have audited the accompanying consolidated balance sheets of Sunrise Technologies International, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Technologies International, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



                                                /s/ Ernst & Young LLP
                                                -----------------------
                                                Ernst & Young LLP


Palo Alto, California
March 10, 1997

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                                                               December 31,
                                                            1996        1995
                                                         -----------------------
                                                              (In thousands)
                                                         -----------------------
Assets
Current assets:
    Cash and cash equivalents                            $     647    $   3,514
    Accounts receivable, net of allowance of
     $ 140,000 and $25,000 in 1996 and 1995                    472        1,048
    Inventories                                              2,135        1,666
    Prepaid expenses                                           288          257
                                                         -----------------------
Total current assets                                         3,542        6,485

Property and equipment, net                                    199          204
                                                         -----------------------
Total assets                                             $   3,741    $   6,689
                                                         =======================

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                     $   1,586    $   1,097
    Accrued payroll and related expenses                       209          181
    Accrued warranty                                           199          324
    Other accrued expenses                                     475          342
                                                         -----------------------
Total current liabilities                                    2,469        1,944

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $0.001 par value; 2,000,000
    shares authorized, none issued or outstanding               --           --
    Common stock, $0.001 par value; 40,000,000 shares
        authorized, 27,868,613 and 25,279,716 shares
        issued and outstanding at December 31, 1996
        and 1995, respectively                                  28           25
    Additional paid-in-capital                              31,688       29,196
    Accumulated deficit                                    (30,444)     (24,476)
                                                         -----------------------
Total stockholders' equity                                   1,272        4,745
                                                         -----------------------
Total liabilities and stockholders' equity               $   3,741    $   6,689
                                                         =======================


                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Operations





                                                    Years ended December 31,
                                                 1996        1995        1994
                                              ---------------------------------
                                        (In thousands, except per share amounts)

Net revenues                                   $  5,654    $  5,294    $  7,578

Cost of revenues                                  4,016       3,657       6,238
                                              ---------------------------------
Gross profit                                      1,638       1,637       1,340
                                              ---------------------------------
Other costs and expenses:

  Engineering and development                     1,326       1,218       1,561

  Sales, marketing and regulatory                 3,632       2,277       3,763

  General and administrative                      2,700       2,329       2,933
                                              ---------------------------------

Total other costs and expenses                    7,658       5,824       8,257
                                              ---------------------------------

Loss from operations                             (6,020)     (4,187)     (6,917)

Interest income, net of expense                      52          57           7
                                              ---------------------------------

Net loss                                       $ (5,968)   $ (4,130)   $ (6,910)
                                              =================================

Net loss per share                             $  (0.23)   $  (0.28)   $  (0.68)
                                              =================================

Shares used in calculation of net loss per
  share                                          26,414      14,935      10,129
                                              =================================



                             See accompanying notes.


                                              SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                           Consolidated Statement of Stockholders' Equity
                                                 Three Years ended December 31, 1996

                                                        Common Stock                    Additional                  Total
                                                  -----------------------   Paid-In     Treasury   Accumulated  Stockholders'
                                                      Shares      Amount    Capital       Stock      Deficit        Equity
                                                  ---------------------------------------------------------------------------
                                                                                      (In thousands, except share amounts)


Balance at December 31, 1993                         9,008,293    $   9   $16,135          $ --      $(13,436)   $  2,708

     Sale of common stock, net of offering costs     1,250,000        1     5,507            --           --        5,508

     Exercise of warrants and options                  200,993     --         670            --           --          670

     Treasury stock acquired through sale of
       surgical laser business                            --       --        --             (619)         --         (619)

     Net loss                                             --       --        --              --        (6,910)     (6,910)
                                                  ---------------------------------------------------------------------------

 Balance at December 31, 1994                       10,459,286       10    22,312           (619)     (20,346)      1,357

     Sale of common stock, net of offering costs    15,100,000       15     7,528            --           --        7,543

     Cancellation of treasury stock                   (275,000)    --        (619)           619          --         --

     Other                                              (4,570)    --         (25)           --           --          (25)

     Net Loss                                             --       --        --              --        (4,130)     (4,130)
                                                  ---------------------------------------------------------------------------

Balance at December 31, 1995                        25,279,716       25    29,196            --       (24,476)      4,745

     Sale of common stock, net of offering costs     2,333,412        3     2,242            --           --        2,245

     Exercise of warrants and options                  243,252     --         243            --           --          243

     Other                                              12,233     --           7            --           --            7

     Net Loss                                             --       --        --              --        (5,968)     (5,968)
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1996                        27,868,613    $  28   $31,688          $ --      $(30,444)   $  1,272
                                                  ===========================================================================


                                                       See accompanying notes.

                                                                 28

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                Increase (decrease) in cash and cash equivalents


                                                     Years ended December 31,
                                                    1996      1995       1994
                                                 -------------------------------
                                                          (In thousands)

Cash flows from operating activities
Net                                               $(5,968)   $(4,130)   $(6,910)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                         438        102        469
Provision for doubtful accounts                       115         25       --
Changes in assets and liabilities:
    Accounts receivable                               461       (303)       777
    Inventories                                      (837)       289        (68)
    Prepaid expenses                                  (31)        25        (69)
    Accounts payable                                  489       (278)    (1,091)
    Accrued payroll and related expenses               28         31         68
    Accrued warranty                                 (125)      --          181
    Other accrued expenses                            133       (256)       571
                                                 -------------------------------
Total adjustments                                     671       (365)       838
                                                 -------------------------------
Net cash used in operating activities              (5,297)    (4,495)    (6,072)

Cash flows from investing activities
Purchase of property and equipment                    (65)       (50)       (22)
                                                 -------------------------------
    Net cash used in investing activities             (65)       (50)       (22)
                                                 -------------------------------
Cash flows from financing activities
Payment on capital lease obligations                 --          (18)       (61)
Issuance of common stock, net of offering costs     2,495      7,518      6,178
                                                 -------------------------------
Net cash provided by financing activities           2,495      7,500      6,117
                                                 -------------------------------
Net increase (decrease) in cash and equivalents    (2,867)     2,955         23
Cash and cash equivalents at beginning of period    3,514        559        536
                                                 -------------------------------
Cash and cash equivalents at end of period        $   647    $ 3,514    $   559
                                                 ===============================


                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996

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


     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The Company has incurred significant losses for the last several years and at December 31, 1996 has an accumulated deficit of $30,444,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management's plans include selling assets and field of use rights related to its dental operations. If successful in selling the dental assets the company will focus on further developing and seeking regulatory approval of its ophthalmic related products. Such approval may take several years. Although dental related sales have represented the majority of historical sales (98% in 1996, 76% in 1995 and 79% in 1994), management's strategic plan is to use the proceeds from the sale of the dental assets and debenture offering in March of 1997 to further develop the ophthalmic products, specifically the Sunrise Corneal Shaping System. There can be no assurance that the Company will successfully consummate the sale of the dental assets, which is subject to stockholder approval. There can also be no assurance that the Corneal Shaping System will receive regulatory approval and the Company will be successful in developing, manufacturing, and marketing the Corneal Shaping System or other ophthalmic related products.

     In March 1997 the Company completed a private placement consisting of two-year convertible notes and warrants resulting in net proceeds of approximately $3.7 million. Management believes the net proceeds from the convertible debenture offering and cash from the expected sale of the dental assets will provide sufficient funds for the Company's planned operations for 1997. Should the sale of the dental assets not be successfully completed the Company may need to seek additional debt or equity financing. There can be no assurance that such financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.


     Industry Segment and Concentration of Risk

     The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser and air abrasive systems. The Company sells its products to customers in the medical industries globally. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. One customer accounted for 16%, 21% and 57% of revenues in 1996, 1995 and 1994 respectively.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. Agency obligations.

     Concentration of Other Risks

     The Company's operating results each quarter are subject to various uncertainties as discussed in the Company's Annual Report on Form 10-K for 1996, including uncertainties related to the composition, timing and size of orders from the shipments to major customers, variations in product mix and variations in product cost and competitive pressures.

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


     Cash and Cash Equivalents

     Cash consists of cash on deposit with banks and highly liquid investments with a maturity from the date of purchase of 90 days or less. As of December 31, 1996 and 1995, the Company did not hold any investments in debt or equity securities.


     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, consists of:



                                           1996              1995
                                    --------------------------------
                                               (In thousands)
             Raw materials                $1,180              $909

             Work-in-process                 299               237

             Finished goods                  656               520
                                    --------------------------------

                                          $2,135            $1,666
                                    ================================


     Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method for financial reporting over estimated useful lives of two to five years. Assets under capitalized leases are amortized over the shorter of the term of the lease or their useful lives, and such amortization is included with depreciation expense. Property and equipment at December 31, consists of:


                                                       1996              1995
                                                 ------------------------------
                                                              (In thousands)

             Machinery and equipment                 $1,644            $1,412

             Computer Equipment                         611               599

             Furniture and fixtures                     207               207

             Leasehold improvements                     392               167
                                                 ------------------------------
                                                      2,854             2,385

             Less accumulated depreciation and       (2,655)           (2,181)
             amortization
                                                 ------------------------------
                                                       $199              $204
                                                 ==============================


     Net Loss Per Share

     Net loss per share for the years ended December 31, 1996, 1995 and 1994 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an anti-dilutive effect.


     Revenue Recognition

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

     Export Sales

     The Company had export sales by region as follows:


                                       1996              1995            1994
                               -----------------------------------------------
                                                    (In thousands)

             Europe                  $1,036            $1,948          $4,291

             Pacific Rim              1,602             1,192             139

             Canada                    ----               248             393

             Other                     ----               282             363
                               -----------------------------------------------

                 Total               $2,638            $3,670          $5,186
                               ================================================

2.   Taxes on Income

     As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $24,600,000 and $11,000,000, respectively. The federal net operating loss carryforwards will expire at various dates beginning on 2007 through 2011. The state net operating loss carryforwards will expire at various dates through 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     Significant components of the Company's deferred tax assets as of December 31 are as follows:


                                                     1996                1995
                                             ---------------------------------
                                                      (In thousands)

Deferred tax assets:

     Net operating loss carry-forwards             $9,000              $7,175

     Research credits (expire 2007-2011)              600                 642

     Other                                            600                 949
                                             ---------------------------------

Total deferred tax assets                          10,200               8,766

Valuation allowance for deferred tax assets       (10,200)             (8,766)
                                             ---------------------------------

Net deferred tax assets                        $     ----          $     ----
                                             =================================


     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,928,000 during the year ended December 31, 1995.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.



3.  Commitments and Contingencies

     Leases

     The Company leases certain of its facilities and equipment under a non-cancelable operating lease. Rent expense was $299,000, $281,000 and $279,000 in 1996, 1995 and 1994, respectively.

     Future minimum lease payments under the lease are $255,000 in 1997 and $21,000 in 1998.

     Litigation Settlements

     In July 1996, the Company settled all of its outstanding litigation with ADT. The material terms of the settlement are as follows:

     (a) The Company waived its rights to collect a judgment for $940,000 obtained against ADT in a prior case, which had been subject to an appeal by ADT.

     (b) The Company obtained a non-exclusive license to certain ADT patents covering air abrasion systems used in dental applications.

     (c) The Company will pay ADT a royalty of 7% on all air abrasion products shipped after December 31, 1996.

     (d) If the Company sells its dental air abrasion assets before July 1998, it must pay to ADT a transfer fee on the amount received for the air abrasion assets.


4.   Stockholders' Equity

     Common Stock

     As of December 31, 1996, there remains 38,340 outstanding warrants to purchase common stock which were issued in connection with the acquisition of Laser Biotech, Inc. in April 1992. The exercise prices of these warrants range from $3.70 to $9.26 per share.

     In conjunction with a 1992 private placement, the placement agent received a warrant to purchase 25,000 shares of common stock for $8.05 per share. The warrant is exercisable at any time prior to August 28, 1997.

     In February 1994, the Company completed a private placement of 1,250,000 shares of common stock. In connection with the private placement, the placement agent received a warrant to purchase 62,500 shares of common stock. The exercise price for these warrants is $6.00 per share and they are exercisable at any time before February 8, 1999.

     In June 1995, the Company completed a private placement of 2,100,000 shares of common stock.

     In September 1995, the Company completed a private placement of 13,000,000 shares of common stock. In connection with the private placement, the placement agent received a warrant to purchase 675,000 shares of common stock. The exercise price for these warrants is $0.55 per share and they are exercisable at any time before September 6, 2000.

     In August 1996, the Company completed a private placement of 2,334,000 shares of common stock. In connection with the private placement, the placement agent received a warrant to purchase 116,721 shares of common stock. The exercise price for these warrants is $1.06 per share and they are exercisable at any time between August 7, 1997 and August 7, 2001.

     As of December 31, 1996, there were warrants outstanding to purchase 917,561 shares of common stock.


     Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     In 1988, the Company adopted the 1988 Stock Option Plan (the "Plan") under which employees, directors and consultants may be granted incentive or non-statutory stock options. Under the Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to shareholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Non-statutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 25 percent of the shares subject thereto become exercisable one year after the date of grant and 1/36 of the remaining shares subject to the option become exercisable each month thereafter. The Plan expires in 1998.

     The following table summarizes the Company's stock option activity and related information for the three years ended December 31, 1996:

                                                       Outstanding Options
                                  ------------------------------------------------------------
                                           Shares
                                   Available  For                                       Share
                                            Grant                Shares                 Price
Balance, December 31, 1993                415,350               771,900         $0.75 - $8.50

Shares reserved                           440,000                  ----                  ----

Granted                                (1,168,214)            1,168,214                 $2.00

Exercised                                    ----              (189,561)        $0.75 - $5.63

Canceled                                  582,339              (582,339)        $1.25 - $8.50
                                  ------------------------------------------------------------

Balance, December 31, 1994                269,475             1,168,214         $0.75 - $2.00

Shares reserved                         1,550,000                  ----                  ----

Granted                                (1,633,331)            1,633,331         $0.97 - $2.50

Exercised                                    ----                  ----                  ----

Canceled                                1,497,381            (1,497,381)                $1.00
                                  ------------------------------------------------------------

Balance, December 31, 1995              1,683,525             1,304,164         $0.75 - $2.50

Shares reserved                              ----                  ----                  ----

Granted                                (1,816,000)            1,816,000                 $1.11*

Exercised                                    ----              (243,252)                $1.00*

Canceled                                  389,474              (389,474)                $1.44*
                                  ------------------------------------------------------------

Balance, December 31, 1996                256,999             2,487,438                 $1.03*
                                  ============================================================

*  Represents the weighted average exercise price for the applicable options.


The following table summarizes information about stock options outstanding at December 31, 1996:


                                    Options Outstanding and Exercisable
                         -------------------------------------------------------
                                              Weighted
                                              Average               Weighted
                           Number            Remaining              Average
                         Outstanding        Contractual             Exercise
                                                Life                 Price
                                              (Years)


$0.75 - $1.00                  748,604          4.0                  $1.00

$1.01 - $1.25                1,695,834          3.8                  $1.05

$1.26 - $1.50                   38,000          1.0                  $1.49

$1.51 - $1.75                    5,000          1.0                  $1.63
                         -------------------------------------------------------

                             2,487,438          3.8                  $1.03
                         =======================================================


     As of December 31, 1996 and 1995, options to purchase 680,248 and 472,840 shares respectively were exercisable. In 1995, 1,058,331 options to purchase shares were reissued at $1.00 per share under an option exchange program. During 1994 options outstanding were canceled and reissued under an option exchange program.

     Pro forma information regarding net loss and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.7% and 5.6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 0.955; and expected life of the options of 4.8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                        For the Years Ending
                                                            December 31,

                                                        1996               1995
                                         --------------------------------------
                                        (In thousands, except per share amounts)


          Pro forma net loss                          $6,390             $4,220

          Pro forma net loss per share                 $0.24              $0.28


     The weighted average grant date fair value of options granted during 1996 and 1995 were $0.74 and $0.89 respectively.

     Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until fiscal 1997. The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.


     Employee Stock Purchase Plan

     In June 1992, the Company adopted the 1992 Employee Stock Purchase Plan under which 200,000 shares have been reserved for issuance. Eligible employees may purchase common stock at 85 percent of the lower of the closing price of the stock on the offering date or the exercise date determined by the Board of Directors. Purchases are limited to 10 percent of each employee's compensation. There were 40,656 and 34,689 shares issued under the plan as of December 31, 1996 and 1995, respectively.

5.  Supplemental Statement of Cash Flows Information



                                            1996           1995        1994
                                      --------------------------------------
                                                  (In thousands)

Cash received during the year for:

Interest                                      52           ----        ----




6.  Events Subsequent to Date of Auditor's Report (Unaudited)

     On March 25, 1997, the Company signed an agreement to sell its dental assets to Lares Research. Consideration for the sale will be $4.0 million in cash on completion, $1.0 million in an 8% interest bearing note receivable three years from the date of closing and $0.5 million in an 8% interest bearing promissory note four years from the date of closing. This transaction is subject to stockholder approval and other conditions.


                                              SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                              Additions
                                                               Balance at    Charged to                                   Balance at
                                                               Beginning     Costs and                                       End
                                                               of Period      Expenses      Deductions      Other(A)       of Period
                                                               ---------------------------------------------------------------------
                                                                                            (In thousands)
Year ended December 31, 1994
Reserves and allowances deducted from assets accounts:

  Allowance for uncollectible accounts                          $981        $  ----         $ ----         $(531)            $450

  Allowance for inventory                                       $886        $  ----         $ ----         $(373)            $513



Year ended December 31, 1995
Reserves and allowances deducted from assets accounts:

  Allowance for uncollectible accounts                           $450            $25         $(450)          $----            $25

  Allowance for inventory                                        $513           $250         $(295)          $----           $468



Year ended December 31, 1996
Reserves and allowances deducted from assets accounts:

  Allowance for uncollectible accounts                           $25           $115           ----          $----            $140

  Allowance for inventory                                       $468          $----         $(118)          $----            $350




(A) Amounts relate to valuation allowance assigned to disposed assets.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 1997

                                  SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  By:      /s/ David W. Light
                                           ----------------------------
                                           Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

     Each of the officers and directors of Sunrise Technologies International, Inc. whose signature appears below hereby constitutes and appoints David W. Light and Joseph W. Shaffer, and each of them, their true and lawful attorneys-in-fact and agents, with full power and substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment, and each of the undersigned does hereby ratify and confirm all that such attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Signature                                   Title                         Date

 /s/ David W. Light                            David W. Light                             April 9, 1997
-----------------------------------------      Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

 /s/ Clara R. Munley                           Clara R. Munley                            April 9, 1997
-----------------------------------------      Vice President, Finance and
                                               Chief Financial Officer (Principal
                                               Financial and Accounting Officer)

 /s/ C. Russell Trenary, III                   C. Russell Trenary, III                    April 9, 1997
-----------------------------------------      President, Chief Operating Officer and
                                               Director



 /s/ Joseph W. Shaffer                         Joseph W. Shaffer                          April 9, 1997
-----------------------------------------      Vice President and Director


 /s/ Joseph D.Koenig                           Joseph D. Koenig                           April 9, 1997
-----------------------------------------      Director
