Form 10-Q
period 1997-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1997-05-15
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

- OR -

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                Commission file number:   1-10428


             SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)


              DELAWARE                           77-0148208
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

47257 FREMONT BOULEVARD, FREMONT, CALIFORNIA     94538
(Address of principal executive offices)      (zip code)

Registrant's telephone number, including area code:
     510-623-9001

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       [X]      No    []


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check [X] whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     []           No       []

              APPLICABLE ONLY TO CORPORATE ISSUERS:

 As of May 9, 1997, the number of shares of Common Stock of the
              Registrant outstanding was 27,886,247.

                             INDEX

             SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



                                                                  PAGE
PART I. FINANCIAL INFORMATION

     Item 1.
 Financial Statements (unaudited)

        Consolidated Statements of Operations for the three months
        ended March 31, 1997 and 1996.............................   1

        Consolidated Balance Sheets as of March 31, 1997 and
        December 31, 1996.........................................   2

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 1997 and 1996.............................   3

        Notes to Consolidated Financial Statements................   4

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................   6


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-k.....................   8

        SIGNATURES................................................   9

                PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                   Consolidated Statements of Operations
                          (unaudited)


                                           Three months ended March 31,
                                               1997             1996
                                             ________         ________
                                              (In thousands, except
                                                per share amounts)

Net revenues...............................  $  1,009         $  1,521

Cost of revenues...........................       958            1,139
                                               ______           ______
Gross profit...............................        51              382


Other costs and expenses:

   Engineering and development.............       273              343

   Sales, marketing and regulatory.........       659              946

   General and administrative..............       706              567
                                               ______           ______
        Total other costs and  expenses....     1,638            1,856
                                               ______           ______
Loss from operations.......................    (1,587)          (1,474)

Interest income............................        11               34

Interest expense, including non-cash
   interest associated with redeemable
   convertible notes.......................      (812)              (3)
                                               ______           ______
        Net loss...........................  $ (2,388)         $(1,443)
                                               ======           ======

Net loss per share.........................  $  (0.09)         $ (0.06)
                                               ======           ======
   Shares used in calculation of net loss
   per share...............................    27,871           25,315
                                               ======           ======

                     See accompanying notes

             SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                   Consolidated Balance Sheets

                                             March 31,      December 31,
                                               1997             1996
                                             _________      ____________
                                            (unaudited)        (Note)
                 Assets                           (In thousands)

Current assets:

   Cash and cash equivalents................ $ 1,618          $   647

   Accounts receivable, net of  allowance...     815              472

   Inventories..............................   2,225            2,135

   Prepaid expenses.........................     214              288
                                               _____            _____
        Total current assets................   4,872            3,542

Property and equipment, net.................     191              199
                                             _______          _______
Total assets................................ $ 5,063          $ 3,741
                                             =======          =======

  Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable......................... $   700          $ 1,586

   Accrued payroll and related  expenses....     252              209

   Accrued warranty.........................     199              199

   Other accrued expenses...................     456              475
                                               _____            _____
        Total current liabilities...........   1,607            2,469


Redeemable convertible notes................   3,530              -


Commitments and contingencies...............     -                -


Stockholders' equity:
   Preferred Stock, $0.001 par value,
     2,000,000 shares authorized, none
     issued or outstanding..................     -                -

   Common Stock, $0.001 par value,
     40,000,000 shares authorized,
     27,886,247 and 27,868,613  shares
     issued and outstanding at March 31,
     1997 and December 31, 1996
     respectively...........................      28               28

   Additional paid-in capital...............  32,730           31,688

   Accumulated deficit...................... (32,832)         (30,444)
                                              ______           ______
             Total stockholders' equity.....     (74)           1,272
                                              ______           ______

Total liabilities and stockholders' equity.. $ 5,063          $ 3,741
                                             =======          =======

NOTE: The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     See accompanying notes

             SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              Consolidated Statements of Cash Flows
         Increase (Decrease) in Cash and Cash Equivalents
                           (unaudited)


                                          Three months ended March 31,
                                              1997            1996
                                            ________        ________
                                                (In thousands)
Cash flows for operating activities:

Net Loss.................................  $ (2,388)       $ (1,443)

Adjustments to reconcile net loss to
   net cash used in operating activities:

Depreciation and amortization............         8              20

Provision for doubtful accounts..........        15              -

Non-cash interest expense................       812              -

Changes in assets and liabilities:

Accounts receivable......................      (358)           (198)

Inventories..............................       (90)           (967)

Prepaid expenses.........................        74              17

Accounts payable.........................      (886)            421

Accrued payroll and related expenses.....        43              29

Other accrued expenses...................       (19)            (10)
                                              _____           _____
Total adjustments........................      (401)           (688)
                                              _____           _____
Net cash used in operating activities....    (2,789)         (2,131)
                                              _____           _____
Cash flows from investing activities:

Purchase of property and equipment.......       -                (5)
                                              _____           _____
Net cash used in investing activities....       -                (5)
                                              _____           _____


Cash flows from financing activities:

Issuance of common stock, net of  offering
   costs..................................       17              74

Issuance of redeemable convertible notes,
   net of issuance costs..................    3,743             -
                                              _____           _____
Net cash provided by (used in)  financing
   activities.............................    3,760              74
                                              _____           _____
Net increase (decrease) in cash and  cash
   equivalents............................      971          (2,062)

Cash and cash equivalents at  beginning
   of period..............................      647           3,514
                                            _______         _______
Cash and cash equivalents at end of
   period.................................  $ 1,618         $ 1,452
                                            =======         =======
                     See accompanying notes

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

                          March 31, 1997

1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

   The consolidated financial data for the quarters ended March 31, 1997 and 1996 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Sunrise Technologies International, Inc. believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

   The Company has incurred significant losses for the last several years and at March 31, 1997 has an accumulated deficit of approximately $32,832,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. On March 25, 1997, the Company signed a definitive agreement to sell its dental assets to Lares Research. Consideration for the sale will be $4,000,000 in cash at closing and $1,500,000 in an interest bearing promissory note, with two installments due three and four years, respectively, from the date of closing. Should the sale of the dental assets not be successfully completed, the Company may need to seek additional debt or equity financing. There can be no assurance that such financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.

2. NET LOSS PER SHARE

   Net loss per share for the three months ended March 31, 1997 and 1996 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will not be included. The computed basic earnings per share will not be different from the primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996.

3. REVENUE RECOGNITION

   Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                 March 31,        December 31,
                                   1997              1996
                                 ________         __________
                                       (In thousands)

          Raw materials           $ 1,327           $ 1,180

          Work-in-process             401               299

          Finished goods              497               656
                                  _______           _______
                                  $ 2,225           $ 2,135
                                  =======           =======

5. INCOME TAXES

   Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6. ISSUANCE OF REDEEMABLE CONVERTIBLE NOTES

   In February and March 1997, the Company completed a series of private placements (collectively, the "1997 Notes Placement") of 5% redeemable convertible notes due 1999 (convertible into common stock) (The "Notes") and warrants to purchase common stock, (the "Warrants"). The total face amount of the Notes is approximately $4.1 million, and net proceeds aggregated approximately $3.7 million. In accordance with recent Securities and Exchange Commission Division of Corporation Finance guidance, the Company has recorded a premium of approximately $269,000 associated with the conversion feature of the Notes as additional interest associated with the Notes and paid-in capital. Because the Notes are immediately convertible at the holders' option, the entire amount has been recorded as interest expense upon issuance of the Notes. The Company has recorded the Notes net of debt offering costs of approximately $358,000 and the value associated with the Warrants of approximately $256,000, which will be amortized as interest expense over the period that the Notes are outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems for applications in ophthalmology and dentistry. In addition, the Company has developed, manufactures and markets an air abrasive cavity preparation system for dentistry (the "MicroPrep (Registered)").

   A substantial portion of the Company's revenues (98% in 1996 and 85% for the first three months of 1997) are derived from domestic and international sales of the Company's dental laser products, including the SunLase 800, the SunLase 400 and the SunLase Master, and air abrasive products, including the MicroPrep (Registered) and the Associate (Registered), a table-top version of the MicroPrep (Registered).

   Since mid-1992, the Company has focused a significant portion of its efforts on engineering and development of its laser corneal shaping product (the "LTK System") for the treatment of refractive errors of the eye, such as hyperopia (farsightedness) and astigmatism. The LTK System is based upon patented technology acquired in the Company acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992.

   The Company has incurred substantial losses in the past five years, which have seriously depleted its working capital. Sales of its existing dental products at current levels will not be sufficient to sustain both the existing business and the continued development and regulatory licensing of additional products, including the LTK System. Historically, the Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock and securities convertible into common stock. Private placements of common stock raised approximately $15,296,000 in net proceeds between 1994 and 1996. In the first quarter of 1997, the Company issued in a series of private placements (collectively, the "1997 Notes Placement") 5% redeemable convertible notes due 1999 (convertible into common stock) and warrants to purchase common stock for aggregate net proceeds of approximately $3,743,000.

   In March 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Lares Research, a California corporation ("Lares"), providing for the sale of the Company's assets associated with its dental laser, air abrasive and composite curing systems (the "Dental Assets"). Lares is a privately held company located in Chico, California. Pursuant to the Asset Purchase Agreement, Lares will pay the Company $4,000,000 in cash at closing and will deliver a promissory note for $1,500,000 (the "Lares Note"), which will bear interest at the rate of 8%. Under the Lares Note, $1,000,000 will be payable on the third anniversary of the closing, and $500,000 will be payable on the fourth anniversary of the closing. The Lares Note will be subordinate in right of payment to Lares' obligations to its bank (the "Bank"). Lares has agreed that so long as the Lares Note is outstanding its aggregate obligations to the Bank will not exceed $4,750,000. Although the Company anticipates collecting interest and principal on the Lares Note, collection is not reasonably assured. Closing of the Asset Purchase Agreement is subject to certain conditions, including approval of the Company's stockholders.

FINANCIAL CONDITION

   As of March 31, 1997 the Company had $1,618,000 in cash and cash equivalents. The Company's operating activities used approximately $2,789,000 in the three months ended March 31, 1997 and used approximately $5,297,000 in cash during fiscal 1996. A substantial portion of the 1996 and 1997 losses was funded by a series of private placements of the Company's common stock in 1996, for aggregate net proceeds of approximately $2,245,000
(collectively, the "1996 Stock Placements"), and the 1997 Notes Placement, for aggregate net proceeds of approximately $3,743,000.

   The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at March 31, 1997, including the net proceeds from the 1997 Notes Placement (approximately $3,743,000), amounted to approximately $3,265,000. At December 31, 1996, working capital amounted to approximately $1,073,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes the net proceeds from the sale of the Dental Assets pursuant to the Asset Purchase Agreement, together with existing working capital, will provide sufficient funds for the Company's planned operations in 1997. If the sale of the Dental Assets is not successfully completed, the Company may need to seek additional
debt or equity financing.   There can be no assurance that such
financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.

RESULTS OF OPERATIONS

   Revenues of $1,009,000 for the three months ended March 31, 1997 represent a 34% decrease from revenues of $1,521,000 for the same period in 1996. This decline is due primarily to the introduction of the Associate (Registered) in late 1995 (with strong initial sales in 1996) and continued decline in demand for the Company's dental laser products.

   Gross profit as a percentage of revenue decreased to 5% for the three months ended March 31, 1997, from approximately 25% for the same period in 1996. This decline is due primarily to further increases in the proportion of sales of dental products made through distributors, at lower prices than direct sales, and to lower overhead absorption as a result of reduced production volume.

   Engineering and development expenses totaled $273,000 for the three months ended March 31, 1997 as compared to $343,000 for the same period in 1996. Such expenses had been higher in 1996 due primarily to one-time costs, including consulting fees, associated with the CureStar composite curing system, a dental product introduced in the first quarter of 1997.

   Sales, marketing and regulatory costs were $659,000 for the three months ended March 31, 1997, compared to $946,000 for the same period in 1996. This decline is due primarily to two factors: the reduction in the Company's direct sales force, as a result of the decision to increase use of distributors for sales of dental products, and higher costs in the first quarter of 1996 incurred in connection with the launch of the Associate (Registered).

   General and administrative expenses were $706,000 for the three months ended March 31, 1997, compared to $567,000 for the same period in 1996, primarily as a result of changes in the Company's management team and increases in legal and audit expenses.

   Interest expense during the period of $812,000 is primarily non-cash deemed interest associated with the issuance of the Notes.

   Net loss for the three months ended March 31, 1997 was $2,388,000, compared to a net loss of $1,443,000 for the same period in 1996. The increase in net loss was due primarily to a decrease in demand for the Company's products, an increase in the Company's use of distributors and the non-cash interest expense of $812,000 recorded in connection with the 1997 Notes Placement.

                  PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

  Number     Description

      2   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
          LIQUIDATION OR SUCCESSION

    2.1     Asset Purchase Agreement dated as of March 26,
            1997, by and among Sunrise and Lares Research, a California corporation (1)

      3   CHARTER DOCUMENTS

    3.1     Certificate of Incorporation, as amended (2)

    3.2     Bylaws (2)

      4   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

    4.1     Form of 5% Convertible Notes due 1999 (3)

    4.2     Form of Security Agreement relating to 5% Convertible
            Notes due 1999 (3)

    4.3     Form of Registration Rights Agreement (3)

    4.4     Form of Warrant issued to Pennsylvania Merchant Group (4)

     27   FINANCIAL DATA SCHEDULE



(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
    1-10428)

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-17816)

(3) Incorporated by reference from the Company's Current
    Report on Form 8-K dated March 12, 1997 (File No. 1-10428)

(4) Incorporated by reference from the Company's Annual
    Report on Form 10-K for the year ended December 31, 1992 (File
    No. 0-17816)


B.  Reports on Form 8-K

   The Company filed a Current Report on Form 8-K dated March 12, 1997, to report the sale, in reliance on Regulation S under the Securities Act of 1933, as amended, of 5% redeemable convertible notes due 1999 (convertible into Common Stock) and warrants to purchase Common Stock, as part of the 1997 Notes Placement.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



Date: May 14, 1997          By: /s/ David W. Light
                                David W. Light
                                Chairman of the Board and Chief
                                Executive Officer


Date: May 14, 1997          By: /s/ Clara R. Munley
                                Clara R. Munley
                                Vice President, Finance and Chief
                                Financial Officer
                                (Principal Financial Officer)