Form 10-Q/A
period 1997-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1997-06-11
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
- OR -
[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                Commission file number:   1-10428


            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


                   DELAWARE                      77-0148208
        (State or other jurisdiction          (I.R.S. Employer
      of incorporation or organization)      Identification No.)

47257 FREMONT BOULEVARD, FREMONT, CALIFORNIA       94538
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

 As of June 6, 1997, the number of shares of Common Stock of the
             Registrant outstanding was 27,886,247.

                              INDEX

            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



                                                            Page
Part I.   Financial Information

     Item 1.                Financial Statements (unaudited)

       Consolidated Statements of Operations for the three
       months ended March 31, 1997 and 1996 ................  1

       Consolidated Balance Sheets as of March 31, 1997 and
       December 31, 1996 ...................................  2

       Consolidated Statements of Cash Flows for the three
       months ended
       March 31, 1997 and 1996 .............................  3

       Notes to Consolidated Financial Statements ..........  4


       Signatures ..........................................  6

                Part I.     Financial Information

Item 1.   Financial Statements


           SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

            Consolidated Statements of Operations
                         (unaudited)


                                          THREE MONTHS ENDED
                                              MARCH 31,
                                           1997        1996
                                        (In thousands, except
                                          per share amounts)

Net revenues ...........................  $1,009       $1,521

Cost of revenues .......................     958        1,139
                                          ______       ______

Gross profit ...........................      51          382

Other costs and expenses:
  Engineering and development ..........     273          343

  Sales, marketing and regulatory ......     659          946

  General and administrative ...........     706          567
                                         _______      _______

       Total other costs and expenses ..   1,638        1,856
                                         _______      _______

Loss from operations ................... (1,587)      (1,474)

Interest income ........................      11           34

Interest expense, including non-cash
interest associated ....................   (812)          (3)
                                        ________     ________

with redeemable convertible notes
       Net loss ....................... $(2,388)     $(1,443)
                                        ========     ========

Net loss per share                       $(0.09)      $(0.06)
                                        ========     ========
  Shares used in calculation of net
  loss per share ......................   27,871       25,315
                                        ========     ========


                     See accompanying notes.

            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                   Consolidated Balance Sheets

                                        MARCH 31,     DECEMBER
                                           1997       31, 1996
                                       (unaudited)     (Note)

                ASSETS                      (In thousands)

Current assets:
  Cash and cash equivalents ............. $1,618         $647

  Accounts receivable, net of allowance .    815          472

  Inventories ...........................  2,225        2,135

  Prepaid expenses ......................    214          288
                                          ______       ______

       Total current assets .............  4,872        3,542

Property and equipment, net .............    191          199
                                          ______       ______

Total assets ............................ $5,063       $3,741

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................   $700       $1,586

  Accrued payroll and related expenses ..    252          209

  Accrued warranty ......................    199          199

  Other accrued expenses ................    456          475
                                          ______       ______

       Total current liabilities ........  1,607        2,469

Redeemable convertible notes ............  3,530          _

Commitments and contingencies ...........    _            _

Stockholders' equity:
     Preferred Stock, $0.001 par value,
        2,000,000 shares authorized, none
        issued or outstanding ...........    _            _

     Common Stock, $0.001 par value,
        40,000,000 shares
        authorized, 27,886,247 and
        27,868,613 shares
        issued and outstanding at March
        31, 1997 and December 31, 1996
        respectively ....................      28          28

  Additional paid-in capital ............  32,730      31,688

  Accumulated deficit ...................(32,832)    (30,444)
                                         ________    ________

    Total stockholders' equity ..........    (74)       1,272
                                           ______      ______

Total liabilities and stockholders'
equity ..................................  $5,063      $3,741
                                         ========    ========

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

            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              Consolidated Statements of Cash Flows
        Increase (Decrease) in Cash and Cash Equivalents
                           (unaudited)


                                          Three months ended
                                              March 31,
                                           1997         1996
                                            (In thousands)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net Loss ............................... $(2,388)    $(1,443)

Adjustments to reconcile net loss to
net cash used
in operating activities:
Depreciation and amortization ..........        8          20

Provision for doubtful accounts ........       15          _

Non-cash interest expense ..............      812          _

Changes in assets and liabilities:
Accounts receivable ....................    (358)        (198)

Inventories ............................     (90)        (967)

Prepaid expenses .......................       74           17

Accounts payable .......................    (886)          421

Accrued payroll and related expenses ...       43           29

Other accrued expenses .................     (19)         (10)
                                          _______      _______

Total adjustments ......................    (401)        (688)
                                          _______      _______

Net cash used in operating activities ..  (2,789)      (2,131)
                                          _______      _______

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .....     _             (5)
                                          _______      _______

Net cash used in investing activities ..     _             (5)
                                          _______      _______

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of
offering costs .........................       17           74

Issuance of redeemable convertible
notes, net of insurance costs ..........    3,743          _
                                          _______      _______

Net cash provided by (used in)
financing activities ...................    3,760           74
                                          _______      _______

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS .......................      971      (2,062)

Cash and cash equivalents at beginning
of period ..............................      647        3,514
                                          _______      _______

CASH AND CASH EQUIVALENTS AT END OF
PERIOD .................................   $1,618       $1,452
                                          =======      =======



                     See accompanying notes.

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

4.   Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                           March 31,      December
                              1997        31, 1996
                               (In thousands)

Raw materials               $1,327         $1,180

Work-in-rocess                 401            299

Finished goods                 497            656
                            ______         ______

                            $2,225         $2,135
                            ======         ======

5.   Income Taxes

   Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6.   Issuance of Redeemable Convertible Notes

   In February and March 1997, the Company completed a series of private placements (collectively, the "1997 Notes Placement") of 5% redeemable convertible notes due 1999 (convertible into common stock) (the "Notes") and warrants to purchase common stock (the "Warrants"). The total face amount of the Notes is approximately $4.1 million, and net proceeds aggregated approximately $3.7 million. In accordance with recent Securities and Exchange Commission Division of Corporation Finance guidance, the Company has recorded a premium of approximately $769,000 associated with the conversion feature of the Notes as additional interest associated with the Notes and paid-in-capital. Because the Notes are immediately convertible at the holders' option, the entire amount has been recorded as interest expense upon issuance of the Notes. The Company has recorded the Notes net of debt offering costs of approximately $358,000 and the value associated with the Warrants of approximately $256,000, which will be amortized as interest expense over the period that the Notes are outstanding.

                           Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



Date:  June 10, 1997        By:  /s/ David W. Light
                               David W. Light
                               Chairman  of the Board and  Chief
                               Executive Officer


Date:  June 10, 1997        By:  /s/ Clara R. Munley
                               Clara R. Munley
                               Vice President, Finance and Chief
                               Financial Officer
                               (Principal Financial Officer)