Form 10-Q
period 1997-06-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1997-08-14
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ==================================

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the transition period from _______________ to _______________.


                           Commission File No. 0-17816


                    Sunrise Technologies International, Inc.
             (Exact name of Registrant as specified in its charter)

              Delaware                                         77-0148208
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)

47265 Fremont Boulevard, Fremont, California                     94538
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

                                Yes   X     No
                                   --------   ---------



There were 27,886,247 shares of the Registrant's Common Stock issued and outstanding on July 31, 1997.

                                      INDEX


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.





                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)

                   Condensed  Consolidated  Statements of Operations--Three
                   and six months ended June 30, 1997 and 1996                 1

                   Condensed Consolidated Balance Sheets--June 30, 1997 and
                   December 31, 1996                                           2

                   Condensed  Consolidated  Statements  of Cash  Flows--Six
                   months ended June 30, 1997 and 1996                         3

                   Notes to condensed  consolidated  financial statements--
                   June 30, 1997                                               4


         ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                         6


PART II. OTHER INFORMATION

         ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8


         ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                            9



         SIGNATURES                                                           10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                      Three months ended June 30,    Six months ended June 30,
                                                      ---------------------------    -------------------------
                                                           1997           1996           1997           1996
                                                        --------       --------       --------       --------
                                                                 (In thousands except per share amounts)
Net revenues                                            $  1,454       $  1,039       $  2,463       $  2,560
Cost of revenues                                           1,001            898          1,959          2,038
                                                        --------       --------       --------       --------
Gross Profit                                                 453            141            504            522

Other costs and expenses:
  Engineering and development                                262            283            535            625
  Sales, marketing and regulatory                            784            769          1,443          1,716
  General and administrative                               1,200            640          1,906          1,206
                                                        --------       --------       --------       --------
     Total other costs and expenses                        2,246          1,692          3,884          3,547
                                                        --------       --------       --------       --------
Loss from operations                                      (1,793)        (1,551)        (3,380)        (3,025)
Gain on sale of dental assets                              1,740           --            1,740           --
Interest income                                               21              2             32             39
Interest expense, including non-cash interest
  associated with redeemable convertible notes              (131)          --             (943)            (6)
                                                        --------       --------       --------       --------
      Net loss                                          $   (163)      $ (1,549)      $ (2,551)      $ (2,992)
                                                        ========       ========       ========       ========
Net loss per share                                      $  (0.01)      $  (0.06)      $  (0.09)      $  (0.12)
                                                        ========       ========       ========       ========
  Shares used in calculation of net loss per share        27,886         25,395         27,879         25,355
                                                        ========       ========       ========       ========

                            See accompanying notes.

                                     1

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     Condensed Consolidated Balance Sheets


                                                          June 30,  December 31,
                                                            1997        1996
                                                         --------     --------
                                                             (In thousands)
                          Assets
Current assets:
  Cash and cash equivalents                              $  4,129     $    647
  Accounts receivable, net of allowance                       750          472
  Inventories                                                 555        2,135
  Prepaid expenses                                            120          288
                                                         --------     --------
    Total current assets                                    5,554        3,542
Property and equipment, net                                    62          199
                                                         --------     --------
Total assets                                             $  5,616     $  3,741
                                                         ========     ========

      Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                       $    700     $  1,586
  Accrued payroll and related expenses                        481          209
  Accrued warranty                                            199          199
  Other accrued expenses                                      642          475
                                                         --------     --------
    Total current liabilities                               2,022        2,469
Redeemable convertible notes                                3,658         --
Commitments and contingencies                                --           --
Stockholders' equity (deficit):
  Preferred Stock, $0.001 par value, 2,000,000 shares
    authorized, none issued or outstanding                   --           --
  Common Stock, $.001 par value, 75,000,000 shares
    authorized, 27,886,247 and 27,868,613 shares
    issued and outstanding at June 30, 1997 and
    December 31, 1996 respectively                             28           28
  Additional paid-in capital                               32,903       31,688
  Accumulated deficit                                     (32,995)     (30,444)
                                                         --------     --------
      Total stockholders' equity (deficit)                    (64)       1,272
                                                         --------     --------
Total liabilities and stockholders' equity (deficit)     $  5,616     $  3,741
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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 Condensed Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                       Six months ended June 30,
                                                            1997         1996
                                                         --------     --------
                                                             (In thousands)
Cash flows for operating activities:
Net loss                                                  $(2,551)     $(2,992)
Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                                  94           23
Provision for doubtful accounts                                30           30
Gain on sale of dental assets                              (1,740)        --
Non-cash interest expense                                     863         --
Changes in assets and liabilities:
  Accounts receivable                                        (308)         271
  Inventories                                                 202         (633)
  Prepaid expenses                                            168          107
  Accounts payable                                         (1,137)        (228)
  Accrued payroll and related expenses                        272           82
  Other accrued expenses                                       67          (20)
                                                          -------      -------
Total adjustments                                          (1,489)        (368)
                                                          -------      -------
Net cash used in operating activites                       (4,040)      (3,360)
                                                          -------      -------
Cash flows from investing activities:
Purchase of property and equipment                           --            (21)
                                                          -------      -------
Net cash used in investing activites                         --            (21)
                                                          -------      -------
Cash flows from financing activities:
Issuance of common stock, net of offering costs               190          186
Issuance of redeemable convertible notes, net of
  issuance costs                                            3,743         --
Proceeds from sale of dental assets                         4,000         --
Costs associated with sale of dental assets                  (411)
                                                          -------      -------
Net cash provided by financing activities                   7,522          186
                                                          -------      -------
Net increase (decrease) in cash and cash equivalents        3,482       (3,195)

Cash and cash equivalents at beginning of period              647        3,514
                                                          -------      -------
Cash and cash equivalents at end of period                $ 4,129      $   319
                                                          =======      =======


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                  June 30, 1997

1.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended June 30, 1997 and 1996 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Sunrise Technologies International, Inc. believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at June 30, 1997 has an accumulated deficit of approximately $32,995,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. Although the Company's management believes existing working capital will provide sufficient funds for the Company's planned operations through 1997, the Company's long term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management recognizes the need for additional cash infusion and is pursuing various options which include debt or equity financing. There can be no assurance that such financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.

     The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Net Loss per Share

     Net loss per share for the periods ended June 30, 1997 and 1996 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will not be included. The computed basic earnings per share will not be different from the primary earnings per share for the periods ended June 30, 1997 and June 30, 1996.

3.   Revenue Recognition

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:


                                               June 30, December 31,
                                                 1997      1996
                                               -------  ------------
                                                  (In thousands)
               Raw materials                   $  359      $1,180
               Work-in-process                    160         299
               Finished goods                      36         656
                                               ------      ------
                                               $  555      $2,135
                                               ======      ======

5.  Income Taxes

     Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6.  Issuance of Redeemable Convertible Notes

     In  February  and March  1997,  the  Company  completed a series of private placements (collectively, the "1997 Notes Placement") of 5% redeemable convertible notes due 1999 (convertible into common stock) (the "Notes") and warrants to purchase common stock (the "Warrants"). The total face amount of the Notes is approximately $4,100,000, and net proceeds aggregated approximately $3,700,000. In accordance with recent Securities and Exchange Commission Division of Corporation Finance guidance, the Company has recorded a premium of approximately $769,000 associated with the conversion feature of the Notes as additional interest associated with the Notes and paid-in capital. Because the Notes are immediately convertible at the holders' option, the entire amount has been recorded as interest expense upon issuance of the Notes. The Company has recorded the Notes net of debt offering costs of approximately $358,000 and the value associated with the Warrants of approximately $256,000, which will be amortized as interest expense over the period that the Notes are outstanding.

7.   Sale of Dental Assets

     In June 1997, the Company completed the sale of the Company's assets associated with its dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, with two installments due in three and four years, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Note as cash is received. On collection of the Lares Note principal the Company will pay to American Dental Technologies ("ADT") an additional transfer fee of ten percent of cash collected on the $1,000,000 first installment of the Lares Note. The gain on sale of the Dental Assets is comprised as follows:


                                                        In thousands
               Cash proceeds from sale of dental assets   $ 4,000
               Less:  Inventory and equipment sold         (1,498)
                      ADT transfer fee                       (275)
                      Transaction fees                       (237)
                      Other costs                            (250)
                                                          -------
               Gain on sale of dental assets              $ 1,740
                                                          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This Form 10-Q, as it may be amended or supplemented, and certain documents incorporated by reference herein contain or may contain both statements of historical fact and statements that are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or Sunrise Technologies International Inc.'s (the "Company") future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A (I) of the Securities Act of 1933, as amended, and Section 21E (I) of the Securities Exchange Act of 1934, as amended.

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

     The Company develops, manufactures and markets laser systems for applications in ophthalmology and, prior to June 26, 1997, dentistry. In addition, the Company had developed, manufactured and marketed an air abrasive cavity preparation system for dentistry. A substantial portion of the Company's revenues (98% in 1996 and 80% for the first six months of 1997) were derived from the domestic and international sales of the Company's dental laser and air abrasive products.

     Since mid-1992, the Company has focused a portion of its efforts on engineering and development of its laser corneal shaping product (the "LTK System") for the treatment of refractive errors of the eye, such as hyperopia (farsightedness). The LTK System is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992.

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

     In June 1997, the Company completed the sale of the Company's Dental Assets to Lares Research. Lares is a privately held company located in Chico, California. Lares paid the Company $4,000,000 in cash at closing and delivered a promissory note for $1,500,000, which bears interest at the rate of 8%. Under the Lares Note $1,000,000 is payable on the third anniversary of the closing, and $500,000 is payable on the fourth anniversary of the closing. The Lares Note is subordinate in right of payment to Lares' obligations to its bank (the "Bank"). Lares has agreed that so long as the Lares Note is outstanding its aggregate obligations to the Bank will not exceed $4,750,000. Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. On collection of the Lares Note principal the Company will pay to ADT an additional transfer fee of ten percent of cash collected on the $1,000,000 first installment of the Lares Note. The transaction was approved by the Company's stockholders on June 26, 1997.

Financial Condition

     As of June 30, 1997, the Company had $4,129,000 in cash and cash equivalents. The Company's operating activities used $4,040,000 in the six months ended June 30, 1997 and used $5,297,000 in cash during fiscal 1996. A substantial portion of the 1996 and 1997 losses was funded by a series of private placements of the Company's common stock in 1996, for aggregate net proceeds of approximately $2,245,000 (collectively, the "1996 Stock Placements"), and the 1997 Notes Placement, for aggregate net proceeds of approximately $3,743,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at June 30, 1997, including the net proceeds from the sale of the Dental Assets
(approximately $3,589,000), amounted to approximately $3,532,000. At December 31, 1996, working capital amounted to approximately $1,073,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes existing working capital will provide sufficient funds for the Company's planned operations in 1997.

     The Company's independent auditors have included an explanatory paragraph in their report covering the Company's financial statements for the year ended December 31, 1996, which paragraph emphasizes substantial doubt as to the Company's ability to continue as a going concern, based primarily on the recurring operating losses that have been incurred by the Company. Failure to return to profitable operations or to obtain other financing could result in a reorganization or complete liquidation of the Company.

Results of Operations

     Revenues of $1,454,000 and $2,463,000 for the three and six month periods ended June 30, 1997 represent a 40% increase and 4% decrease, respectively, from revenues of $1,039,000 and $2,560,000 for the same periods in 1996. These results are due to higher sales of ophthalmic products in 1997 offset by a decline in demand for the Company's dental laser products. For the three and six month periods ended June 30, 1997 sales of dental laser and air abrasive products accounted for 76% and 80%, respectively, of total revenue.

     Gross profits as a percentage of revenue increased to 31% for the three month period ended June 30, 1997, from approximately 14% for the same period in 1996. This increase is due primarily to an increase in the proportion of sales of ophthalmic products, at higher gross margins, and to favorable pricing on dental laser products. Gross profits as a percentage of revenue were 20% for the six month period ended June 30, 1997, essentially unchanged from the same period in 1996.

     Engineering and development expenses totaled $262,000 and $535,000 for the three and six month periods ended June 30, 1997 compared to $283,000 and $625,000 for the same periods of 1996. Such expenses were higher in 1996 due primarily to one-time costs, including consulting costs, associated with the CureStar composite curing system, a dental product introduced in the first quarter of 1997.

     Sales, marketing and regulatory costs were $784,000 and $1,443,000 for the three and six month periods, respectively, ended June 30, 1997 compared to $769,000 and $1,716,000 for the same periods of 1996. The increase for the three month period is due primarily to increased marketing and regulatory spending for the ophthalmic products offset by reduced marketing for dental products. The decrease for the six month period is due primarily to higher costs in the first quarter of 1996 incurred in connection with the launch of the Associate(R), a dental, air-abrasive product.

     General and administrative expenses were $1,200,000 and $1,906,000 for the three and six month periods, respectively, of 1997 compared to $640,000 and $1,206,000 for the same periods of 1996, primarily as a result of changes in the Company's management team including charges related to the separation and release of certain executive officers and directors.

     Gain on sale of dental assets for the periods ended June 30, 1997 of $1,740,000 results from $4,000,000 cash proceeds from the sale less cost of assets sold and the ADT transfer fee, transaction fees and other costs of approximately $762,000. The Company intends to recognize gain on the remaining $1,500,000 of the purchase price as cash is collected on the Lares Note, less additional transfer fees payable to ADT when the first installment of the Lares Note is received by the Company.

     Interest expense for the three and six month periods ended June 30, 1997 of $131,000 and $943,000, respectively, represents primarily non-cash deemed interest associated with the issuance of the Notes.

     Net loss for the three and six month periods ended June 30, 1997 of $163,000 and $2,551,000, respectively, is due primarily to the decreased demand for the Company's dental products and non-cash interest expense of $943,000 associated with the 1997 Notes Placement, offset by the gain on sale of the Company's Dental Assets in June.

     On June 26, 1997, the Company completed the sale of its Dental Assets to Lares Research. Since this transaction occurred at the end of the quarter, there is no material impact on revenues or loss from operations resulting from the sale of the Dental Assets. The gain of $1,740,000, as described above, resulted in a decrease in loss per share of $.06 for the three month period ended June 30, 1997.


                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Special Meeting of Stockholders

A. The Company held a Special Meeting of its Stockholders on June 24, 1997. The meeting was adjourned and reconvened on June 25, 1997 and June 26, 1997.

B. The meeting involved a vote on the approval of the sale of Dental Assets to Lares Research, substantially on the terms contained in the Asset Purchase Agreement described in the Proxy Statement for the meeting.
    The votes on such proposal were cast as follows:

                                                               Broker
            For             Against          Abstain          Non-Votes
            ---             -------          -------          ---------
        14,534,441          425,689          119,729          3,312,921

C. The meeting also involved a vote on the proposed amendment to the Company's Certificate of Incorporation to effect a "reverse stock split" by amalgamating every three shares of the Company's stock into one share of the Company's stock. The votes on such proposal were cast as follows:

                                                                Broker
            For             Against          Abstain          Non-Votes
            ---             -------          -------          ---------
         6,855,686        10,234,515         121,928          1,180,651


D. The meeting also involved a vote on an amendment to the Company's Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized to be issued from 40,000,000 to 75,000,000. The votes on such proposal were cast as follows:


            For             Against          Abstain
            ---             -------          -------
        14,493,297         3,761,855         137,628

Annual Meeting of Stockholders

A.   The Company's Annual Meeting of Stockholders was held on June 26, 1997.

B. The following individual was reelected to the Company's Board of Directors and received the number of votes in favor and votes withheld as follows:


         Director           In Favor         Withheld
         --------           --------         --------
     Ronald A. Slocum      17,204,825       8,999,187

    The following directors' terms in office continued after the meeting:
         Joseph D. Koenig
         C. Russell Trenary, III

C. In addition to the election of directors, votes were cast for the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 as follows:

                                                                Broker
            For             Against          Abstain          Non-Votes
            ---             -------          -------          ---------
        24,711,122          259,982           73,560          1,099,348

D. The meeting also involved a vote on a new stock option plan pursuant to which the Company could issue up to 3,000,000 shares to employees of and consultants to the Company. The votes on such proposal were cast as follows:

                                                               Broker
            For             Against          Abstain          Non-Votes
            ---             -------          -------          ---------
        15,175,217         9,309,299         144,285          1,575,211


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Number   Description
       2      Plan of Acquisition,  Reorganization,  Arrangement, Liquidation or
              Succession
       2.1    Asset Purchase  Agreement dated as of March 26, 1997, by and among
              Sunrise  Technologies  International,  Inc. and Lares Research,  a
              California corporation (1)
       27     Financial Data Schedule
----------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428)

B.   Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



Date: August 14, 1997      By:           /s/ C. Russell Trenary, III
                             ---------------------------------------------------
                             President and Chief Executive Officer


Date: August 14, 1997       By:          /s/ Timothy A. Marcotte
                             ---------------------------------------------------
                             Vice President, Finance and Chief Financial Officer (Principal Financial Officer)