Form 10-Q
period 1997-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1997-11-14
CIK 846771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.


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


There were 29,132,776 shares of the registrant's Common Stock issued and outstanding on October 31, 1997.


                                                       INDEX


                                      SUNRISE TECHNOLOGIES INTERNATIONAL, INC.





                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

         ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Statements of Operations--Three and nine months ended September 30,
              1997 and 1996                                                                                    1

              Condensed Consolidated Balance Sheets--September 30, 1997 and December 31, 1996                  2

              Condensed Consolidated Statements of Cash Flows--Nine months ended September 30,
              1997 and 1996                                                                                    3

              Notes to Condensed Consolidated Financial Statements--September 30, 1997                         4


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                         6


PART II. OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             9



         SIGNATURES                                                                                            10


                                      PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                              SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                           Condensed Consolidated Statements of Operations
                                                             (unaudited)

                                                              Three months ended September 30,       Nine months ended September 30,
                                                               ----------------------------            -----------------------------
                                                                1997                 1996                1997                1996
                                                               --------            --------            --------            --------
                                                                                (In thousands except per share amounts)
Net revenues                                                   $     76            $  1,767            $  2,539            $  4,327
Cost of revenues                                                    200               1,046               2,159               3,084
                                                               --------            --------            --------            --------
Gross profit                                                       (124)                721                 380               1,243
Other costs and expenses:
   Engineering and development                                      226                 149                 570                 494
   Sales, marketing and regulatory                                  413                 942               2,046               2,938
   General and administrative                                       704                 668               2,606               1,873
                                                               --------            --------            --------            --------
           Total other costs and expenses                         1,343               1,759               5,222               5,305
                                                               --------            --------            --------            --------
Loss from operations                                             (1,467)             (1,038)             (4,842)             (4,062)
Gain on sale of dental assets                                      --                  --                 1,740                --
Interest income                                                      42                  10                  74                  43
Interest expense, including non-cash interest
     associated with redeemable convertible notes                  (132)               --                (1,080)               --
                                                               --------            --------            --------            --------
           Net loss                                            $ (1,557)           $ (1,028)           $ (4,108)           $ (4,019)
                                                               ========            ========            ========            ========
Net loss per share                                             $  (0.06)           $  (0.04)           $  (0.15)           $  (0.16)
                                                               ========            ========            ========            ========
   Shares used in calculation of
     net loss per share                                          27,932              26,932              27,896              25,898
                                                               ========            ========            ========            ========


                                                       See accompanying notes.

                                                                 1

                                              SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                Condensed Consolidated Balance Sheets
                                                             (unaudited)

                                                                                              September 30,             December 31,
                                                                                                  1997                     1996
                                                                                              ------------             ------------
                                                                                                          (In thousands)
                            Assets
Current assets:
     Cash and cash equivalents                                                                $      2,691             $        647
     Accounts receivable, net of allowance                                                             203                      472
     Inventories, net                                                                                  427                    2,135
     Other current assets                                                                              247                      288
                                                                                              ------------             ------------
          Total current assets                                                                       3,568                    3,542
     Property and equipment, net                                                                       112                      199
                                                                                              ------------             ------------
Total assets                                                                                  $      3,680             $      3,741
                                                                                              ============             ============

        Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable                                                                         $        391             $      1,586
     Accrued payroll and related expenses                                                              318                      209
     Accrued warranty                                                                                  199                      199
     Other accrued expenses                                                                            541                      475
                                                                                              ------------             ------------
          Total current liabilities                                                                  1,449                    2,469
Redeemable convertible notes                                                                         3,786                     --
Commitments and contingencies                                                                        --                        --
Stockholders' equity (deficit):
     Preferred Stock, $0.001 par value, 2,000,000 shares
          authorized, none issued or outstanding                                                     --                        --
     Common Stock, $.001 par value, 75,000,000
          shares authorized, 28,000,102 and
           27,868,613 shares  issued and  outstanding
          at September 30, 1997 and
          December 31, 1996, respectively                                                               28                       28
     Additional paid-in capital                                                                     32,969                   31,688
     Accumulated deficit                                                                           (34,552)                 (30,444)
                                                                                              ------------             ------------
               Total stockholders' equity (deficit)                                                 (1,555)                   1,272
                                                                                              ------------             ------------
Total liabilities and stockholders' equity (deficit)                                          $      3,680             $      3,741
                                                                                              ============             ============



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



                                              SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                           Condensed Consolidated Statements of Cash Flows
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                             (unaudited)


                                                                                                     Nine months ended September 30,
                                                                                                      1997                   1996
                                                                                                     -------                -------
                                                                                                             (In thousands)
Cash flows for operating activities:
     Net loss                                                                                        $(4,108)               $(4,019)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                                                  120                     85
          Provision for doubtful accounts                                                                176                   --
          Provision for excess and obsolete inventory                                                    210                   --
          Gain on sale of dental assets                                                               (1,740)                  --
          Non-cash interest expense                                                                      991                   --
     Changes in assets and liabilities:
          Accounts receivable                                                                             92                      4
          Inventories                                                                                    120                   (365)
          Prepaid expenses                                                                                41                    (51)
          Accounts payable                                                                            (1,446)                  (327)
          Accrued payroll and related expenses                                                           109                    125
          Other accrued expenses                                                                         (34)                    20
                                                                                                     -------                -------
Total adjustments                                                                                     (1,361)                  (509)
                                                                                                     -------                -------
Net cash used in operating activities                                                                 (5,469)                (4,528)
                                                                                                     -------                -------
Cash flows from investing activities:
     Purchase of property and equipment                                                                  (75)                   (38)
                                                                                                     -------                -------
Net cash used in investing activities                                                                    (75)                   (38)
                                                                                                     -------                -------
Cash flows from financing activities:
     Issuance of common stock, net of offering costs                                                     256                  2,495
     Issuance of redeemable convertible notes, net of
          issuance costs                                                                               3,743                   --
     Proceeds from sale of dental assets                                                               4,000                   --
     Costs associated with sale of dental assets                                                        (411)                  --
                                                                                                     -------                -------
Net cash provided by financing activities                                                              7,588                  2,495
                                                                                                     -------                -------
Net increase (decrease) in cash and cash equivalents                                                   2,044                 (2,071)
Cash and cash equivalents at beginning of period                                                         647                  3,514
                                                                                                     =======                =======
Cash and cash equivalents at end of period                                                           $ 2,691                $ 1,443
                                                                                                     =======                =======


                                                       See accompanying notes.

                                                                 3

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               September 30, 1997

1.   Basis of Presentation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

         The condensed consolidated financial data for the periods ended September 30, 1997 and 1996 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The Company has incurred significant losses for the last several years and at September 30, 1997 has an accumulated deficit of approximately $34,552,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. Although the Company's management believes existing working capital will provide sufficient funds for the Company's planned operations through 1997, the Company's long term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management recognizes the need for additional cash infusion and is pursuing various options which include debt or equity financing. There can be no assurance that such financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.

     The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Net Loss per Share

         Net loss per share for the periods ended September 30, 1997 and 1996 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will not be included. The computed basic earnings per share will not be different from the primary earnings per share for the periods ended September 30, 1997 and September 30, 1996.

3.   Revenue Recognition

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

4.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                         September 30,          December 31,
                                             1997                   1996
                                     ---------------------- --------------------
                                                     (In thousands)
Raw materials                             $   28                   $1,180

Work-in-process                              252                      299

Finished goods                               147                      656
                                          ======                   ======
                                          $  427                   $2,135
                                          ======                   ======


5.  Income Taxes

     Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6.  Issuance of Redeemable Convertible Notes

         In February and March 1997, the Company completed a series of private placements (collectively, the "1997 Notes Placement") of 5% redeemable convertible notes due 1999 (convertible into common stock) (the "Notes") and warrants to purchase common stock (the "Warrants"). The total face amount of the Notes is approximately $4,100,000, and net proceeds aggregated approximately $3,700,000. In accordance with recent Securities and Exchange Commission
Division of Corporation Finance guidance, the Company has recorded a premium representing an initial conversion discount of approximately $769,000 as additional interest expense associated with the Notes and paid-in capital. Because the Notes are immediately convertible at the holders' option, the entire amount has been recorded as interest expense upon issuance of the Notes. The Company has recorded the Notes net of debt offering costs of approximately $358,000 and the value associated with the Warrants of approximately $256,000, which will be amortized as interest expense over the period that the Notes are outstanding.

7.   Sale of Dental Assets

         In June 1997, the Company completed the sale of assets associated with the Company's dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, with two installments due in three and four years, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. On collection of the Lares Note principal the Company will pay to American Dental Technologies ("ADT") an additional transfer fee of ten percent of cash collected on the $1,000,000 first installment of the Lares Note. The gain on sale of the Dental Assets is comprised as follows:

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
                                                                        =======

     8. Subsequent Events

         On October 24, 1997, the Company's Board of Directors adopted a Stockholders Rights Agreement that consists of common stock purchase rights ("Rights") that will be distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on October 24, 1997. The Rights Agreement will expire on October 24, 2007. Each Right will entitle stockholders to buy newly issued shares of common stock of the Company at an exercise price of $20.00. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender offer or exchange offer, upon consummation of which, such person or group would beneficially own 15% or more of the Company's common stock.

         On October 24, 1997, the Company's Board of Directors also adopted Indemnification Agreements for the executive officers and directors of the Company and Change of Control Agreements for the executive officers of the Company that specify certain severance benefits available to executives whose positions are effectively eliminated upon a change in control of 51% or more of the Company's common stock.

         On November 3, 1997, the Company's Registration Statement on Form S-2, as amended, was declared effective by the Securities and Exchange Commission. The purpose of the registration was to register 10,273,519 shares of the Company's common stock on behalf of the selling securityholders who acquired their interest in such shares either: (a) in July and August 1996, pursuant to private placements in the United States in reliance on Regulation D and outside of the United States in reliance on Regulation S under the Securities Act of 1933, as amended (collectively, the "1996 Equity Placement"); or (b) in the 1997 Notes Placement, as described in footnote 6. Certain of the registered shares have not been issued by the Company but may be issued at any time upon conversion of the notes or exercise of the warrants by certain selling securityholders pursuant to the terms of the 1997 Notes Placement.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview

     This Quarterly Report on Form 10-Q, as it may be amended or supplemented, and certain documents incorporated by reference herein contain or may contain both statements of historical fact and statements that are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives of the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A (I) of the Securities Act of 1933, as amended, and Section 21E
(I) of the Securities Exchange Act of 1934, as amended.

     Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, stockholders and potential investors are hereby cautioned that certain events or circumstances, as described in the Form 10-K and the Form S-2, could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

     The Company develops, manufactures and markets laser systems for applications in ophthalmology and, prior to June 26, 1997, dentistry. The Company had also developed, manufactured and marketed an air abrasive cavity preparation system for dentistry. A substantial portion of the Company's revenues (98% in 1996 and

77% for the first nine months of 1997) were derived from the domestic and international sales of the Company's dental laser and air abrasive products.

     Since mid-1992, the Company has focused a portion of its efforts on engineering and development of its laser corneal shaping product (the "LTK System") for the treatment of refractive errors of the eye, such as hyperopia (farsightedness). The LTK System is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992. The Company is in Phase II of its U.S. clinical trials of the LTK System and expects no significant revenue from this product until the product is approved for sale in the United States and, therefore, the Company expects to continue to have net losses at least through the year the LTK System is approved for sale in the United States. While the results from the clinical trials have been satisfactory to date, there can be no assurance that the LTK System will be approved for sale in the United States.

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

     In June 1997, the Company completed the sale of the Company's Dental Assets to Lares Research. Lares is a privately-held company located in Chico, California. Lares paid the Company $4,000,000 in cash at closing and delivered a promissory note for $1,500,000, which bears interest at the rate of 8%. Under the Lares Note $1,000,000 is payable on the third anniversary of the closing, and $500,000 is payable on the fourth anniversary of the closing. The Lares Note is subordinate in right of payment to Lares' obligations to its bank (the "Bank"). Lares has agreed that so long as the Lares Note is outstanding, its aggregate obligations to the Bank will not exceed $4,750,000. Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. On collection of the Lares Note principal, the Company will pay to American Dental Technologies ("ADT") an additional transfer fee of ten percent of cash collected on the $1,000,000 first installment of the Lares Note. This transaction was approved by the Company's stockholders on June 26, 1997.

Financial Condition

     As of September 30, 1997, the Company had $2,691,000 in cash and cash equivalents. The Company's operating activities used $5,469,000 in the nine months ended September 30, 1997 and used $4,528,000 in cash during the same period in 1996. Substantial portions of the 1996 and 1997 losses were funded by a series of private placements of the Company's common stock in 1996, for aggregate net proceeds of approximately $2,245,000 (collectively, the "1996 Stock Placements"), and the 1997 Notes Placement, for aggregate net proceeds of approximately $3,743,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at September 30, 1997 amounted to approximately $2,119,000. At December 31, 1996, working capital amounted to approximately $1,073,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes existing working capital will provide sufficient funds for the Company's planned operations for the remainder of 1997.


Results of Operations

     Revenues of $76,000 and $2,539,000 for the three and nine month periods ended September 30, 1997 represent a 96% decrease and 41% decrease, respectively, from revenues of $1,767,000 and $4,327,000 for the same periods in 1996. These results are due to the sale of the Company's dental business at the end of the second quarter of 1997 and, consequently, no revenue from the dental operations in the third quarter of 1997. For the nine-month period ended September 30, 1997, sales of dental laser and air abrasive products accounted for 77% of total revenue.

     Costs of revenues and related negative margins for the three-month period ended September 30, 1997 result from reserves for excess and obsolete inventory and the underabsorption of manufacturing overhead due to the low revenue levels. Gross profits as a percentage of revenue of 41% in 1996 resulted primarily from the sale of dental products. Gross profits as a percentage of revenue were 15% for the nine-month period ended September 30, 1997, as compared to 29% for the same period in 1996. This decrease is due primarily to an increase in the reserve for excess and obsolete inventory in the third quarter of 1997 and the underabsorption of manufacturing overhead during the same period.

     Engineering and development expenses totaled $226,000 and $570,000 for the three and nine-month periods ended September 30, 1997 compared to $149,000 and $494,000 for the same periods of 1996. The increase in the engineering and development expenses is due to the increase in expenditures related to the development of the LTK System offset by the elimination of expenditures related to the development of dental products during the third quarter of 1997.

     Sales, marketing and regulatory costs were $413,000 and $2,046,000 for the three and nine-month periods, respectively, ended September 30, 1997 compared to $942,000 and $2,938,000 for the same periods of 1996. The decrease for the three-month period is due primarily to increased marketing and regulatory spending for the ophthalmic products offset by the elimination of marketing expenses for dental products. The decrease for the nine-month period is due primarily to higher costs in the first quarter of 1996 incurred in connection with the launch of the Associate(R), a dental, air-abrasive product and the elimination of any marketing and regulatory costs for the dental products in the third quarter of 1997.

     General and administrative expenses were $704,000 and $2,606,000 for the three and nine-month periods, respectively, of 1997, compared to $668,000 and $1,873,000 for the same periods of 1996. The increase in general and administrative expenses for the three-month period ended September 30, 1997 as compared to the same period in 1996 is primarily due to an increase in the reserve for doubtful accounts in the third quarter of 1997. The increase in general and administrative expenses for the nine-month period ending September 30, 1997 as compared to the same period in 1996 is primarily as a result of changes in the Company's management team, including charges related to the separation and release of certain executive officers and directors and an increase in the reserve for doubtful accounts.

     Gain on sale of dental assets for the nine-month period ended September 30, 1997 of $1,740,000 results from $4,000,000 cash proceeds from the sale less the $1,498,000 cost of assets sold and the ADT transfer fee, transaction fees and other costs of approximately $762,000. The Company intends to recognize gain on the remaining $1,500,000 of the purchase price as cash is collected on the Lares Note, less additional transfer fees payable to ADT when the first installment of the Lares Note is received by the Company.

     Interest and other expense for the three and nine-month periods ended September 30, 1997 of $132,000 and $1,080,000 respectively, represents primarily non-cash interest charges pursuant to the 1997 Notes Placement and related payments.

     The net loss for the three-month period ended September 30, 1997 of $1,557,000 is primarily due to the lack of revenue from the ophthalmic products to offset the expenses associated with the development and regulatory approval of the LTK System. The net loss of $4,108,000 for the nine-month period ended September 30, 1997 is due primarily to the expenses associated with the development and regulatory approval of the LTK system, decreased demand for the Company's dental products and non-cash interest expense of $943,000 associated with the 1997 Notes Placement, offset by the gain on sale of the Company's Dental Assets in June.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     Number         Description
     ------         -----------
        27          Financial Data Schedule

-----------
(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428, should have been File No. 0-17816)

B. Report on Form 8-K

The Company filed the following reports on Form 8-K (or Form 8-K/A) during the third quarter of 1997:


Date of Filing                     Date of Report                Items Reported
--------------------------------------------------------------------------------
July 11, 1997                      June 26, 1997                 2, 7
August 6, 1997                     June 26, 1997                 5, 7
August 13, 1997                    June 26, 1997                 7
  (Form 8-K/A)

Items 1, 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereundo duly authorized.

                                        SUNRISE TECHNOLOGIES INTERNATIONAL, INC.


Date: November 14, 1997                 By:   /s/ C. Russell Trenary, III
                                             -----------------------------------
                                             President and Chief Executive
                                             Officer


Date: November 14, 1997                 By:   /s/ Timothy A. Marcotte
                                             -----------------------------------
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)