Form 10-K405
period 1997-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1998-04-06
CIK 846771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

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

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $197,512,748 as of March 26, 1998 based upon the price on the over-the-counter market for that date.

     There were 33,265,305 shares of the Registrant's Common Stock issued and outstanding on March 26, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems for applications in ophthalmology. The Company was incorporated in 1987 under the laws of the State of California and was reincorporated in 1993 under the laws of the State of Delaware. Prior to June 26, 1997, the Company developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry. On June 26, 1997, the Company sold its dental business and assets to Lares Research of Chico, California for $4,000,000 in cash and $1,500,000 in interest-bearing notes due in June 2000 and June 2001.

     Since mid-1992, the Company has focused a significant portion of its efforts on engineering and development of its laser corneal shaping product, known as Laser Thermal Keratoplasty (the "LTK system") for the treatment of refractive error of the eye, such as hyperopia and presbyopia. The LTK system is based on patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992. (See "Products -- LTK system" in this Section.)

     The Company has incurred substantial losses in the past six years, which have seriously depleted its working capital. Sales of its existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of the LTK system. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its Common Stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity for the Company and $3,700,000 in the form of promissory notes with warrants in 1997 (the "1997 Notes Placement"). The Company recently completed a private placement of promissory notes with warrants in January 1998 that raised $9,300,000, net of offering costs (the "1998 Note Offering" ). If the Company is unable to obtain additional working capital, it may be forced to substantially curtail its activities and could, under certain circumstances, be forced to eliminate or suspend operations. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all.

PRODUCTS

  LTK system

     In April 1992, the Company acquired Laser Biotech, Inc., a California corporation ("Laser Biotech"), through a merger of a wholly owned subsidiary of the Company with Laser Biotech (the "Merger"). Laser Biotech was founded in 1986 by Bruce J. Sand, M.D., FACS, to research and develop a precision laser instrument for eye surgery. In connection with the Merger, the Company also acquired certain patent and patent applications held by Dr. Sand covering a patented technique for reshaping the cornea using a laser. The LTK system alters the shape of the cornea to correct refractive disorders such as hyperopia (farsightedness) and presbyopia (loss of near vision) without removing corneal tissue. The procedure employs a laser to shrink, selectively, the collagen in the cornea, changing the curvature of the cornea and thereby changing the refractive power of the eye. By comparison, excimer laser systems for corneal reshaping developed by Summit Technologies, Inc. ("Summit") and VISX, Inc. ("VISX") remove parts of the cornea to achieve changes in refraction. Laser Biotech conducted pre-clinical studies to gain preliminary information on the efficacy and safety of the product, which resulted in positive indications that the LTK system could be applied successfully and safely to correct certain refractive error.

     In May 1992, the Company acquired substantially all of the in-process technology of Emmetropix Corporation, a Texas corporation ("Emmetropix"), including an assignment of certain patent applications and related technology from an Emmetropix shareholder which the Company believes will be useful in further developing the LTK system.

     The Company received an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA") to begin Phase I clinical trials of the LTK system on human subjects in the first quarter of 1992. Phase I trials commenced in June 1992 using a prototype LTK system designed and developed by the Company. The Company completed Phase I of the clinical work for the LTK system and filed its results with the FDA in June 1993. In September 1993, the Company received clearance to begin Phase IIa clinical trials for the treatment of hyperopia and these clinical trials have commenced. The trials were conducted at the Doheny Eye Institute at the University of Southern California and Baylor University and completed in November 1994. In February 1995, the Company filed its request with the FDA to commence Phase IIb clinical trials. In a March 1995 letter, the FDA cited various deficiencies in the Company's February letter and requested additional information. In December 1995, the Company submitted the requested additional information. In January 1996, the FDA responded to the Company's submittal by requesting current follow-up data on all Phase IIa patients. In March 1996, the Company provided the current follow-up data on all Phase IIa patients. On September 5, 1996, the FDA authorized the Company to treat an additional 100 subjects at five United States locations in a continuation of Phase IIa clinical trials using a treatment algorithm developed by the Company in the course of the initial Phase IIa clinical trials and in the course of studies conducted by ophthalmologists in Mexico, Germany, Belgium, Italy and Canada. On March 31, 1997, the Company added three new investigators to its Phase IIa clinical study for hyperopia. On July 18, 1997, the Company received FDA approval to treat the fellow eye of patients who had one eye treated as part of the clinical trial for hyperopia six months after the first eye was treated. On August 7, 1997, the Company received approval from the FDA to treat an additional 100 patients as part of its Phase IIa clinical trial for hyperopia, bringing the total patients approved for treatment to 228. On October 8, 1997, the Company received FDA approval to re-treat patients in its clinical study. To date, no patients have been re-treated. On November 19, 1997, the Company completed enrollment in its Phase IIa clinical trial for hyperopia and also received FDA approval to begin Phase III of its clinical trial for hyperopia with an additional 200 patients to be treated by the existing eight clinical sites and up to seven additional clinical sites.

     On February 24, 1998, the Company announced that it had received FDA approval to treat the fellow eye of patients enrolled in its clinical study for hyperopia on the same day, as opposed to the earlier requirement to wait six months before treating fellow eyes. On March 24, 1998, the Company announced that it had received FDA approval for a new clinical study to treat patients with the LTK system who were overcorrected after receiving treatment for myopia (nearsightedness) from other companies' excimer laser systems. (See "Government Regulation" and "Patents and Licenses" in this Section and "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

     In addition, clinical trials were initiated outside the United States in early 1993 and are ongoing. The Company has obtained FDA export clearance to market the LTK system in most European countries, Turkey, Saudi Arabia, Canada, Mexico, Brazil, China, Korea, Hong Kong, the Bahamas, South Africa and other countries, although such sales are subject to the individual regulatory authority of each country. Following regulatory approvals, the Company commenced marketing the LTK system overseas, primarily in Europe, for the treatment of hyperopia and astigmatism in December 1993.

     On September 25, 1997, the Company received approval to treat 60 patients at four sites for the condition known as presbyopia. Presbyopia is the age-related loss of near vision. The Company's clinical trial will employ a technique known as monovision to treat presbyopia. A patient with monovision utilizes one eye primarily for distance vision and the other eye primarily for reading, or near vision.

     The LTK system incorporates the Sun 1000, a modified gLase 210 system, as described below, as the laser source, into a delivery system that is built into a standard slit-lamp to perform the LTK procedure. A slit-lamp is a binocular microscope used regularly by ophthalmologists to examine an eye binocularly under high magnification. The LTK system delivers eight simultaneous laser beams disposed in a circle of varying diameter. This system allows for easy alignment on the patient's eye and the delivery of a less than two-second exposure for the treatment. To date, international sales of the LTK system have been limited. Revenue in the United States cannot reasonably be expected before the second half of 1999, at the earliest.

     There can be no assurance the FDA will approve the pre-market approval application ("PMA") which summarizes the results of continued clinical trials, or that the Company will successfully develop or market the LTK system.

  Ophthalmic Laser System for Glaucoma

     In 1990, the Company developed the gLase 210 ophthalmic system (the "gLase 210 system"), a holmium laser system designed to perform a filtering procedure for the treatment of glaucoma. Conventional filtering procedures, whereby a permanent drainage duct is created to relieve the pressure in the eye, is a difficult surgical procedure and is currently being performed only by a limited number of glaucoma specialists. The gLase 210 system emits radiation at a wavelength that is highly absorbed by water and, therefore, by all tissues in the body because water is the main constituent of all body tissues. The goal of a filtering procedure is to relieve the pressure inside the eye by making a small hole in the sclera, the strong wall of the eye. The pulsed nature of the holmium laser combined with the wavelength provide an effective and efficient way of creating a hole in the sclera with minimal disturbance to surrounding tissues. The laser beam is brought to the target inside the eye with a 200-micron fiber built into a special probe that emits the laser beam at a right angle to the fiber axis.

     The design characteristics and the unique delivery device of the gLase 210 system enable the ophthalmologist to perform this procedure on an outpatient basis, thus avoiding the use of an operating room and the hospitalization sometimes required with traditional filtering surgery. Foreign sales of the gLase 210 system commenced on a limited basis during the second quarter of 1990; domestic sales commenced in December 1990 when the Company received FDA clearance to begin commercial sale of the product line in the United States for the filtering procedure. The gLase 210 system is not currently marketed actively in the United States or internationally. Sales of the gLase 210 system have been limited and have never represented more than 11% of the Company's revenues in any year.

GOVERNMENT REGULATION

     The Company's products are subject to significant government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, such standards require products to be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance to the Company to sell its products for routine clinical applications or that the time for the clearance process will not be extensive.

     No clinical testing of the Company's products on humans may be undertaken without first obtaining an IDE from the FDA. To date, sales of the LTK system in the United States for clinical testing on humans have been pursuant to approved IDEs.

     There are two principal methods by which FDA-regulated products may be marketed in the United States. One method is an FDA premarket notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must demonstrate the device for which clearance is sought is substantially equivalent to devices on the market before May 1976. The review period for a 510(k) application is 90 days from the date of filing the application. Applications filed pursuant to 510(k) are often subject to questions and requests for clarification that often extend the review period beyond 90 days. Marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an IDE is required for clinical trials for a 510(k) notification.

     The alternate method, when Section 510(k) is not available, is to obtain a PMA from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly more complex and time consuming than the 510(k) application. The review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days.

     The FDA also imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require postmarket testing and surveillance programs to monitor a product's effects. All of the Company's products will require filing of an IDE, and a 510(k) application or PMA. There can be no assurance that the appropriate approvals from the FDA will be granted for the Company's products, the process to obtain such approvals will not be excessively expensive or lengthy or the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, will prevent the Company from commercializing its products as anticipated and will have a material, adverse effect on the business of the Company.

     The Company is also subject to regulation under the Radiation Control for Health and Safety Act administered by the FDA which requires laser manufacturers: (i) to file new product and annual reports; (ii) to maintain quality control, product testing and sales records; (iii) to incorporate certain design and operating features in lasers sold to end-users; and (iv) to certify and label each laser sold to an end-user as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.

     Foreign sales of the Company's ophthalmic laser systems are subject in each case to clearance by the FDA for export to the recipient country. Regulatory requirements vary widely among the countries, from electrical approvals to clinical applications similar to the PMA filed with the FDA for sales in the United States. There can be no assurance that the Company will be successful in obtaining such approvals for its products in the future.

MARKETING AND SALES

     The Company's strategy is to market its products through established medical equipment distributors overseas. In the United States, the Company sells its products through a small direct sales force. In 1990, the Company completed development and obtained regulatory clearance to market the gLase 210 system for sclerostomy. A modified gLase 210 system is used together with the LTK device to produce the LTK system to treat hyperopia. The Company has established relationships with distributors in Great Britain, Canada, France, Mexico, South Africa and Central and South America for sale of its ophthalmic systems.

     The extent and nature of the Company's marketing efforts are determined by a number of factors, including the number of specialists in the area and the characteristics of the laser applications. The ophthalmic market for the gLase 210 system has been impacted by reimbursement pricing pressures, the continued need for publication of long term follow-up data, and increased educational requirements on the part of the practitioner regarding follow-up requirements and patient monitoring. The establishment of a successful distributor network requires providing the distributors with sales instruments (brochures, clinical data, research papers, educational videos, etc.). Such marketing efforts are expected to include presentations at conventions and trade shows, customer training by Company personnel and sponsorship of teaching seminars, clinical presentations, and research by others. The Company also hires additional marketing and sales consultants from time to time to assist in the introduction of its products.

     There can be no assurance the Company can effectively market its existing and planned new products.

ENGINEERING AND DEVELOPMENT

     The Company's success will depend substantially upon its ability to develop, produce and market innovative new products.

     For the years ended December 31, 1997, 1996 and 1995, the Company expended $964,000, $1,326,000 and $1,218,000, respectively, on engineering and development, relating to dental and ophthalmic lasers, and MicroPrep (an air abrasive cavity preparation system for dentistry), as well as research on a variety of medical and dental applications. The Company continues to explore several other types of lasers with varying characteristics in order to find the optimal interactions with tissues in specific medical applications. Since the sale of the Company's dental business and assets in June 1997, to an unaffiliated party, the Company no longer expends any of its funds on the engineering and development of dental laser or other dental products. Clinical testing and sale of the Company's products are subject to obtaining applicable regulatory approvals, of which there can be no assurance. The Company's research and development activities are conducted in-house as well as by outside sources, including consultants and universities.

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

PRODUCTION

     The Company manufactures its ophthalmic lasers from parts, components and subassemblies obtained from a number of unaffiliated suppliers, and the Company designs the software incorporated into a microprocessor purchased from an unaffiliated third party. Prototype production and all manufacturing, assembly and testing activities take place at its Fremont, California facility. Although all the parts and components used by the Company are available from multiple sources, several are currently being purchased from only one source to obtain volume discounts. Lack of availability of certain components could require minor redesign of the products resulting in production delays.

     The Company's ophthalmic laser systems have been designed in a modular fashion to facilitate the assembly process. The Company intends to utilize modular design and construction concepts in connection with its future products. The Company will require additional engineering and manufacturing staffing as new products are introduced into the marketplace.

POTENTIAL LIABILITY

     The testing and use of human healthcare products entail an inherent risk of physical injury to patients and resultant product liability or malpractice litigation. While the Company has obtained product liability coverage in the amount of $5,000,000 with an umbrella policy for an additional $5,000,000, such coverage is limited, and there can be no assurance that such coverage will be sufficient to protect it from all risks to which it may be subject. Those costs of defending a product liability or malpractice action could have a material adverse impact on the Company, even if the Company were to ultimately prevail.

PATENTS AND LICENSES

     In the acquisition of Laser Biotech, the Company acquired a United States patent and pending United States and foreign patent applications previously licensed to Laser Biotech by Dr. Bruce Sand, its founder. The issued patent covers a method for using a laser to shrink collagen in the human body, with specific reference to the cornea. Since the acquisition, two more patents filed by Dr. Sand have been allowed, and have been assigned to the Company. In the Emmetropix acquisition, the Company acquired three United States patent applications as well as foreign patent applications previously licensed to Emmetropix, which the Company believes will be useful in developing its laser thermal keratoplasty product. In addition, the Company has filed a patent application covering the LTK system it developed to make use of the LTK procedure. The Company has been granted 23 patents on the LTK system and method for shrinking collagen in the United States and internationally. These patents protect the Company's technology while the LTK system is undergoing clinical trials for approval to market the LTK system in the United States and encompass both the apparatus for treatment with the LTK system and the method of shrinking collagen in the cornea. These patents begin to expire in 2007 and are currently pledged as collateral for the 1997 Notes Placement.

COMPETITION

     The vision correction industry is subject to intense competition. The significant competitive factors in the industry include price, convenience, success relative to vision correction, acceptance of new technologies, patient satisfaction and government approval. Patients with hyperopia (farsightedness) can achieve vision correction with eyeglasses, contact lenses and possibly with other technologies and surgical techniques currently under development, such as corneal implants, lens replacement and surgery using different types of lasers. The success of any competing alternative to the LTK system for treating hyperopia could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's competitors have substantially greater financial capabilities for product development and marketing than the Company, which may enable such competitors to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner.

     The excimer laser is the dominant laser used for the treatment of refractive disorders, although it is not currently approved to treat hyperopia in the United States or Japan, other than in limited clinical trials. In the United States, VISX and Summit are the leading manufacturers of excimer refractive surgical systems. While the Company believes the LTK system offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness, both VISX and Summit have significantly greater financial resources than the Company and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness) and astigmatism. In addition, certain of the Company's competitors, including Summit, have developed LTK devices for the treatment of hyperopia. The Company believes its LTK system is superior to those of its competitors and that use of Summit's holmium laser system for LTK may violate certain of the Company's patents. None of the Company's competitors is currently engaged in United States clinical trials to approve their LTK devices for treating hyperopia. Although neither the VISX and Summit excimer laser products nor the Summit LTK devices are currently approved for treating hyperopia in the United States, and Summit discontinued its clinical trials for treating hyperopia with its holmium laser system in 1996, any alternative treatment offered by VISX or Summit may have a competitive advantage because of the name recognition being created by the current promotion of excimer laser products for correcting myopia using lasers and the fact that VISX and Summit have been able to establish a base of customers that are currently using their products.

     The Company believes the potential use of its process of shrinking collagen is more attractive than competitive methods of treating certain refractive errors because it can address refractive error with minimal invasiveness to the cornea. There can be no assurance, however, that the method can be reduced to practice using a reliable laser system, or that the Company will receive regulatory approvals or successfully market such a product.

EXPORT SALES

     In 1997, approximately 38% of the Company's revenues were international as compared to approximately 47% in 1996 and 69% in 1995.

BACKLOG

     On December 31, 1997, the Company had a backlog of approximately $1,000, all of which the Company expects to ship to its customers in 1998.

WARRANTY AND SERVICE

     The Company provides a limited warranty on its laser systems. This warranty is limited to 12 months from date of shipment by the Company. The Company provides services to systems out of warranty in the United States. The Company's laser products include microprocessors and software that perform self-checks upon startup and during operation. In addition, the systems feature software that allows service personnel to perform diagnostic checks in the field. The Company currently provides support services by telephone to customers with operational and service problems and makes necessary repairs at its plant or at the laser site.

To date, actual costs incurred related to warranty work have been minimal. In the case of sales by distributors, all product service will be provided by such distributor.

EMPLOYEES

     At December 31, 1997, the Company had 23 full-time employees (including its executive officers); ten in manufacturing, two in engineering and development, five in marketing, sales and regulatory, and six in administration. In addition, the Company has retained a number of consultants to assist with its product development and regulatory activities during 1997 and beyond.

     The Company is primarily dependent upon its engineering and development employees and consultants for the development and improvement of existing and proposed products. The Company's future success will depend in a large part upon its ability to attract and retain highly qualified scientific and management personnel, and its ability to continue to train and retain highly skilled technical and marketing personnel. None of the Company's employees are represented by a labor organization. The Company maintains various benefit plans and experiences good employee relations.

CAUTIONARY STATEMENTS -- RISK FACTORS

     In the interest of providing the Company's stockholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(I) of the Securities Act of 1933, as amended, and in Section 21E(I) of the Securities Exchange Act of 1934, as amended.

     Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, stockholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

     In particular, the Company believes the following facts could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.

  History of Losses; Profitability Uncertain; Cash Flow Deficits

     Since 1992, the Company has incurred substantial losses, which have depleted its working capital and reduced its stockholders' equity. In addition, the Company's business will continue to be a significant consumer of cash, as the revenues from its business are not expected to be sufficient to cover its operating costs, unless and until FDA approval is obtained to permit domestic sale of the LTK system, which approval is not expected until the second-half of 1999, at the earliest.

     The negative cash flows for the Company have been funded during 1996 and 1997 by the sale of additional equity and convertible debt with warrants. At December 31, 1997, cash and cash equivalents for the Company were approximately $1,958,000, and at February 28, 1998, after consummation of the 1998 Note Offering (approximate net proceeds of $9,300,000), cash and cash equivalents of the Company was approximately $10,500,000. The Company anticipates that it will be required to raise additional working capital to fund its activities for late 1999 and beyond. Any additional equity or debt offerings may be dilutive to the Company's stockholders. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to the Company and its stockholders. If funds are not available to satisfy the Company's short-term and long-term operating requirements, the Company may be required to limit or suspend its operations in their entirety or, under certain circumstances, be forced to seek protection from creditors. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements attached hereto.)

  Continuing Losses Expected

     The Company expects to report operating losses during 1998 and beyond. The losses will come primarily from the expenses of the FDA approval process and underlying clinical studies related to the LTK system. The Company will not have any domestic revenues from this product line unless and until FDA approval is obtained. International revenues are not expected to be sufficient to cover the cost of the approval process.

  Regulatory Matters -- FDA Approval of LTK System

     The Company's activities are subject to extensive regulation by the FDA and similar health authorities in certain foreign countries. The LTK system is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a PMA by the FDA prior to commercial sale in the United States. The PMA process (and underlying clinical studies) is lengthy, the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK system and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain in a timely manner, if at all, the required PMA in the United States for intended uses of the LTK system, or for any other devices which the Company may seek approvals or clearances. Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

     In addition, the introduction of the Company's products in foreign countries may require obtaining individual foreign regulatory clearances in numerous countries. Although the Company's products have been sold in approximately 15 countries, sales of the LTK system require rigorous regulatory approvals before being sold in the United States and Japan. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the United States or foreign markets.

  Uncertain Market Acceptance of the LTK System

     Although the Company has another ophthalmic laser product, the gLase 210, the Company has and intends to concentrate its efforts primarily on the development of the LTK system and will be dependent upon the successful development of that system to generate increased revenues. The LTK system has not yet been introduced commercially in the United States, and there can be no assurance that if approved by the FDA, such system will be accepted by either the ophthalmic community or the general population as an alternative to existing methods of treating refractive vision disorders. Many ophthalmologists may have already invested significant time and resources in developing expertise in other corrective ophthalmic techniques. Acceptance of the LTK system may be affected adversely by its costs, concerns related to its safety and efficacy, the general resistance to use of laser products on the eye, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data and the possibility of unknown side effects. Promotional efforts by suppliers of products or procedures which are alternatives to the LTK system, including eyeglasses, contact lenses and laser and non-laser surgical procedures, may also adversely affect the marketplace for the LTK system. The Company's failure to achieve broad market acceptance of the LTK system will have a material adverse effect on the Company's business, financial condition and results of operations.

  Safety and Efficacy Concerns; Lack of Long-Term Follow-Up

     The Company has developed limited clinical data to date on the safety and efficacy of the LTK system in correcting hyperopia (farsightedness), and related long-term safety and efficacy data. The FDA has not yet determined whether the LTK system will prove to be safe or effective for the predictable and reliable treatment of hyperopia (farsightedness) or other common vision problems. Potential complications and side effects from the use of the LTK system include mild foreign body sensation, temporary increased light sensitivity, modest fluctuations in refractive capabilities during healing, unintended over or under-corrections, regression of effect and induced astigmatism. There can be no assurance that long-term safety and efficacy data when collected will be consistent with the clinical trial results previously obtained or will demonstrate that the LTK system can be used safely and successfully to treat hyperopia (farsightedness) in a broad segment of the population on a long-term basis.

  Loss of Dental Revenues

     Prior to the sale of the dental assets in June 1997, the Company's revenues were substantially derived from the sale of its dental laser and air abrasive products. These sales represented 98% and 69% of the Company's revenues in 1996 and 1997, respectively. By selling the dental assets, the Company lost a significant source of continued revenue, although the dental assets made a negative contribution to the Company's financial results.

  Patent Concerns

     Although the Company believes it holds dominant United States process patents for the use of holmium lasers in non-destructive cornea shaping, process and apparatus patents relating to shaping the cornea with holmium lasers have been issued to others. An apparatus patent, generally, is a patent on a machine or device. A process patent is a patent on an act or a method, and includes a new use of a known process, machine, manufacture, composition of matter or material. Because patent applications are maintained in secrecy in the United States until such patents are issued, and are maintained in secrecy for a period of time outside the United States, the Company can conduct only limited searches to determine whether its technology infringes any patent or patent applications. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel or require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. The Company believes it is not infringing on any patents held by others, however, if patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of the Company's holmium laser corneal shaping systems or use of such systems to perform LTK or other procedures. There can be no assurance that the Company will not be subject to one or more claims for patent infringement, that the Company would prevail in any such action or that its patents will afford protection against competitors with similar technology.

     In the event the LTK system is adjudged to infringe a patent in a particular market, the Company and its customers may be enjoined from making, selling and using such system or be required to obtain a royalty-bearing license, if available, on acceptable terms. Alternatively, in the event a license is not offered or available, the Company might be required to redesign those aspects of the LTK system held to infringe so as to avoid infringement. Any redesign could delay reintroduction of the Company's products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, the Company could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company has attempted to negotiate with the University of Miami to reach agreement regarding the non-exclusive use of a component of the delivery system used in the LTK system which was jointly developed by the Company and the University. The Company believes that it will be able to make reasonable arrangements with the University. If, however, the Company is unable to conclude negotiations with the University successfully, the Company may have no rights in the delivery system presently configured in the LTK system. If the Company is forced to redesign the LTK system, such redesign efforts could be time consuming, expensive and prolong FDA review.

  Volatility of Stock Price

     The market price of the Company's Common Stock may be affected by quarterly fluctuations in the Company's operating results, announcements by the Company or its competitors of technological innovations or new product introductions and other factors. If revenue or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on the Company's stock price. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which on occasion have been unrelated to the operating performance of particular companies. Factors not directly related to the Company's performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of the Company's Common Stock.

  Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs; however, based on information to date (excluding the possible impact of vendor systems), management does not believe that it will have a material effect on the Company's earnings.

ITEM 2.  FACILITIES

     The Company leases 10,400 square feet for all its business activities including executive offices as well as engineering and development, manufacturing, assembly and testing activities in Fremont, California for approximately $12,300 per month, including expenses. The lease expires in January 2001. The Company is currently in lease negotiations for larger space in the Fremont area.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not Applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  Market Information

     As of December 31, 1997, there were 673 holders of record of the Company's Common Stock. Price information for the Company's Common Stock may be obtained from the OTC Bulletin Board. The table below sets forth the reported high and low bid quotations of the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated.

                            PRICES FOR COMMON STOCK

                       QUARTER ENDED                          HIGH      LOW
                       -------------                          -----    -----
March 31, 1996..............................................  $2.88    $1.09
June 30, 1996...............................................  $2.31    $1.06
September 30, 1996..........................................  $2.00    $0.88
December 31, 1996...........................................  $2.13    $0.81
March 31, 1997..............................................  $1.75    $0.75
June 30, 1997...............................................  $1.44    $0.88
September 30, 1997..........................................  $3.94    $1.00
December 31, 1997...........................................  $5.13    $3.13

---------------
(1) Bid and ask prices are quoted on the OTC Bulletin Board in increments of 1/32. Certain of the bid and ask prices set forth in this table have been rounded to the nearest cent.

     On March 26, 1998, the closing price of the Company's Common Stock as reported on the OTC Bulletin Board was $5.9375 per share. The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

  Dividends

     In the past three years, the Company has not declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any and all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its Common Stock in the foreseeable future.

  Recent Sales of Unregistered Securities

     The Company did not sell any unregistered securities during the fourth quarter of 1997. The Company has approximately 75 warrant holders of record for its warrants as of March 26, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data derived from the audited financial statements for the years ended December 31, 1993, 1994, 1995, 1996 and 1997.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net revenues.............................  $11,860    $ 7,578    $ 5,294    $ 5,654    $ 2,839
Gross profit.............................    5,009      1,340      1,637      1,638        293
Operating costs and expenses.............   11,461      8,257      5,824      7,658      7,368
Loss from operations.....................   (6,452)    (6,917)    (4,187)    (6,020)    (7,075)
Gain on sale of dental assets............       --         --         --         --      1,740
Interest income(expense), net............     (232)         7         57         52     (1,283)
Net loss.................................   (6,624)    (6,910)    (4,130)    (5,968)    (6,618)
Net loss per share, basic and diluted....    (0.74)     (0.68)     (0.28)     (0.23)     (0.23)
Shares used in calculation of basic and
  diluted net loss per share.............    8,955     10,129     14,935     26,414     28,550
Total assets.............................    5,511      3,822      6,689      3,741      2,949
Long term obligations....................       18         --         --         --        945
Total stockholders' equity...............    2,708      1,357      4,745      1,272        849
Working capital..........................    1,965      1,101      4,541      1,073      1,382

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's disposition of dental business and assets.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufactures and markets laser systems for applications in ophthalmology. Prior to June 26, 1997, the Company developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry. In June 1997, the Company completed the sale of the Company's assets associated with its dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, with two installments due in June 2000 and 2001, respectively (the "Lares Note"). Collection is not reasonably assured due to subordination of the Lares Note to Lares' bank and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. The gain on sale of the Dental Assets is comprised as follows:

                                                              IN THOUSANDS
                                                              ------------
Cash proceeds from sale of dental assets....................    $ 4,000
Less:
  Inventory and equipment sold..............................     (1,498)
  ADT transfer fee..........................................       (275)
  Transaction fees..........................................       (237)
  Other costs...............................................       (250)
                                                                -------
Gain on sale of dental assets...............................    $ 1,740
                                                                =======

     The Company has incurred substantial losses in the past six years which have seriously depleted its working capital. Sales of its existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of the LTK system. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity for the Company and $3,700,000 from the 1997 Notes Placement. The Company recently completed the 1998 Note Offering that raised $9,300,000, net of offering costs. If the Company is unable to obtain additional working capital, it may be forced to substantially curtail its activities and could, under certain circumstances, be forced to eliminate or suspend operations.

     The following table sets forth certain operations data as a percentage of net revenue for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997      1996     1995
                                                              ------    ------    -----
Net Revenues................................................    100%      100%     100%
Cost of revenues............................................     90        71       69
                                                               ----      ----      ---
Gross profits...............................................     10        29       31
Other costs and expenses:
  Engineering and development...............................     33        24       23
  Sales, marketing and regulatory...........................     96        64       43
  General and Administration................................    130        48       44
                                                               ----      ----      ---
Total other costs and expenses..............................    259       135      110
Loss from operations........................................   (249)     (106)     (79)
Gain on sale of Dental Assets...............................     61        --       --
Interest income(expense), net...............................    (45)        1        1
                                                               ----      ----      ---
Net Loss....................................................   (233)%    (105)%    (78)%
                                                               ====      ====      ===

REVENUES

     The Company's revenues have historically been comprised primarily of sales related to its dental products (69% in 1997, 98% in 1996 and 76% in 1995). Revenues of $2,839,000 in 1997 reflect sales of its ophthalmic and dental products through June 26, 1997 and ophthalmic products only during the second half of 1997 due to the sale of the Company's dental business effective June 26, 1997. Revenues decreased from $5,654,000 in 1996, approximately a 50% reduction, due to the effective elimination of any revenue from dental products in the second half of 1997 as a result of the sale of the dental business. Revenues of $5,654,000 in 1996 represented an increase of approximately 7% from 1995 revenues, attributable to a slight increase in sales of the Company's dental products.

GROSS PROFITS

     Gross profit margins were 10%, 29% and 31% in 1997, 1996 and 1995, respectively. The major factors contributing to the significant reduction in gross profit margins in 1997 from the 1996 levels include lower revenues of the Company's products, under-utilization of manufacturing capacity due to decreased product shipments and increased reserves for excess and obsolete inventory. Under-utilization of manufacturing capacity is expected to continue to adversely affect gross profit margins in 1998.

     The 1996 decrease in gross profit margin when compared to 1995 was attributed to an increase in the percentage of sales through distributors and a decrease in sales of the LTK system which carried a higher gross margin than the Company's dental products.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses were $964,000, $1,326,000 and $1,218,000 for the years ended 1997, 1996, and 1995, respectively. Engineering and development expenses decreased to $964,000 in 1997, an approximately 27% reduction from the 1996 level of expense, principally due to the effect of the sale of the dental business and subsequent elimination of the engineering and development expenses relating to the dental business subsequent to the sale.

     The increase in engineering and development expenses for 1996 from 1995 of approximately 9% was attributed to development costs associated with a new dental product launched in the first calendar quarter of 1997.

SALES, MARKETING AND REGULATORY

     Sales, marketing and regulatory expenses were $2,718,000, $3,632,000 and $2,277,000 for the years ended 1997, 1996, and 1995, respectively. The reduction in sales, marketing and regulatory expenses in 1997 from 1996 of approximately 25% was attributable to the elimination of such expenses after the sale of the dental business in June 1997, offset by an increase in regulatory expenses associated with the Company's clinical studies for hyperopia and presbyopia as compared to 1996. In addition, the Company added personnel to its ophthalmic sales and marketing organization during the second half of 1997 in support of its international sales and international and domestic marketing activities.

     The increase in sales, marketing and regulatory expenses of approximately 60% in 1996 from 1995 was attributed to the launch expenses for the MicroPrep in the first quarter of 1996 and the expenses associated with the expansion of the Phase IIa clinical study for the LTK system and the FDA review of the Company's PMA submitted for use of its dental lasers for hard tissue applications.

     The Company currently markets its ophthalmic lasers through an indirect sales organization. Distribution for all products internationally is handled through distributors. The Company will not be able to market its LTK system in the United States until the FDA approves the product for sale in the United States. The Company is unable to predict when, if at all, the FDA will approve the LTK system for sale in the United States.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3,686,000, $2,700,000 and $2,329,000 for the years ended 1997, 1996, and 1995, respectively. The increase in general and administrative expenses for 1997 from 1996 of approximately 37% was primarily due to expenses associated with severance pay for certain officers, nonstatutory option expenses and an increase in investor relations expenses.

     The increase in general and administrative expenses of approximately 16% in 1996 from 1995 was attributed to costs associated with the Company's proposed acquisition of EyeSys Technologies, which was not consummated, and the expenses associated with the hiring of a new management team for the Company's ophthalmic business.

     The Company's general and administrative expenses consist primarily of: (i) salaries and benefits of administrative and certain executive personnel; (ii) product liability, officer and director liability and other corporate insurance premiums; (iii) accounting, legal and other fees related to patent and general corporate matters; and (iv) provisions for the Company's allowance for bad debts and non-cash expenses associated with the issuance of certain warrants and non-statutory stock options.

INTEREST INCOME (EXPENSE), NET

     Interest income was $98,000, $65,000 and $69,000 for the years ended 1997, 1996 and 1995, respectively. The increase in interest income between 1997 and 1996 was due to higher average balances in the Company's interest bearing accounts. Interest expense was $1,381,000, $13,000 and $12,000 for the years ended 1997, 1996 and 1995, respectively. The increase in interest expense for 1997 was due to the interest accrued on the notes issued by the Company in connection with the 1997 Notes Placement (the "1997 Notes"), at the rate of 5% according to the terms of the 1997 Notes, non-cash interest expense accrued for the fair value of the warrants and the conversion features of such notes, as well as placement costs that were partially amortized as additional interest expense.

INCOME TAXES

     At December 31, 1997, 1996 and 1995, all deferred tax assets computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" have been fully offset by a valuation allowance.

     As of December 31, 1997, the Company had federal net operating loss carry-forwards of approximately $30,000,000. The ownership provisions of the Internal Revenue Code of 1986 would limit the utilization of the carry-forwards should there be a substantial change in the Company's ownership.

NET LOSSES

     The Company reported losses of $6,618,000, $5,968,000 and $4,130,000 in 1997, 1996, and 1995, respectively. The net loss in 1997 was due principally to the low level of revenue, excess manufacturing capacity and inventory, the Company's continuing clinical trials for hyperopia and presbyopia, expenses associated with the Company's issuance of convertible debt with warrants and certain non-statutory stock options, and the Company's need to maintain its basic corporate infrastructure, partially offset by the gain from the sale of the Company's dental business in June 1997. Although total operating expenses were reduced by 4% from 1996, the reduction was not sufficient to return the Company to profitability in 1997.

     The net loss in 1996 was due primarily to increased selling, marketing and product development expenses associated with the attempt to grow the dental and ophthalmic businesses, compounded by the continued low level of revenue and excess manufacturing capacity. Total operating expenses increased 31% from 1995 while gross profit was essentially the same in both years. This increase in operating expenses accounts for essentially all of the $1,800,000 increase in net loss in 1996 from 1995.

     The net loss in 1995 was due principally to the continued low level of sales, excess manufacturing capacity and the Company's need to maintain the basic sales, marketing, regulatory and corporate infrastructure.

     The Company expects to report net losses during 1998 and beyond. The losses will come primarily from the expenses of the FDA approval process and underlying clinical studies related to the LTK system and the expenses associated with maintaining the Company's basic corporate infrastructure. The Company will not have any material domestic revenues from this product line unless and until FDA approval is obtained. The Company's international revenues are not projected to be sufficient to cover the expenses of maintaining the basic corporate infrastructure and the Company's costs of the continuing clinical trials for hyperopia and presbyopia.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had $1,958,000 in cash and cash equivalents. The Company's operating activities used $6,774,000 in cash during 1997. A substantial portion of the 1997 loss was funded by the $3,600,000 of net proceeds received from the sale of its dental business in June 1997 and proceeds of $3,700,000 from the 1997 Notes.

     Working capital amounted to $1,073,000 at December 31, 1996 and increased to $1,382,000 at December 31, 1997. Working capital, including the proceeds from the 1997 Notes Placement and the sale of the Dental Assets, was used to fund the Company's 1997 operating loss and to reduce accounts payable.

     During 1997, the Company used $201,000 in investing activities for the purchase of fixed assets and generated $3,449,000 from the sale of the Dental Assets. Net cash provided from financing activities was $4,837,000 during 1997 and was primarily comprised of the issuance of the Company's Common Stock and the issuance of the 1997 Notes.

     The 1997 Notes Placement was completed in March 1997 and consisted of convertible promissory notes with warrants. The promissory notes held by domestic purchasers convert at a rate of $0.875 per share and the promissory notes held by international purchasers convert at a rate of $1.00 per share. The warrants associated with the 1997 Notes Placement would convert into 2,538,328 shares of Common Stock and have an exercise price of $1.00 per share.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The level of current product sales is not sufficient to provide enough cash to support the ongoing development and regulatory approval of the LTK system, as well as maintain the Company's basic corporate infrastructure. In January 1998, the Company completed the 1998 Note Offering. The Company believes it has sufficient working capital to continue its existing operations through 1998 and into 1999. In order to continue its current level of operations beyond 1999 and have sufficient funds to launch the LTK system in the United States, it will be necessary for the Company to obtain additional working capital resources, whether from debt or equity sources. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments or the sale of some of its assets, it may be necessary for the Company to curtail or suspend operations in their entirety.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs; however, based on information to date (excluding the possible impact of vendor systems), management does not believe that it will have a material effect on the Company's earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in any hedge transactions or derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1997, 1996 and 1995 and the notes thereto appear beginning at page 22.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 9, 1997, the Company dismissed Ernst & Young LLP ("E&Y") as its independent accounting firm. E&Y's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, however, the report was modified to include an explanatory paragraph with respect to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by the Audit Committee of the Company's Board of Directors.

     On December 10, 1997, the Company engaged Coopers & Lybrand L.L.P. ("C&L") as the new independent accountant to audit the Company's financial statements. During the Company's two most recent fiscal years and the subsequent interim period prior to engaging C&L, the Company had not consulted C&L regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided that C&L concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors will be set forth under the caption "Election of Directors -- Nominees/Continuing Directors," and information regarding the Company's executive officers will be set forth under the caption "Executive Compensation -- Executive Officers" in the Company's proxy statement for use in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(A)  1.  FINANCIAL STATEMENTS

         The following documents are filed as part of this report:

                                                         PAGE IN THIS
                                                       ANNUAL REPORT ON
                                                          FORM 10-K
                                                       ----------------
Report of Coopers & Lybrand L.L.P., Independent
  Accountants........................................         20
Report of Ernst & Young LLP, former Independent
  Auditors...........................................         21
Consolidated Balance Sheets -- December 31, 1997 and
  1996...............................................         22
Consolidated Statements of Operations*...............         23
Consolidated Statement of Stockholders' Equity*......         24
Consolidated Statements of Cash Flows*...............         25
Notes to Consolidated Financial Statements...........         26
---------------
*For the years ended December 31, 1997, 1996 and 1995

     2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as part of this report:

Schedule II -- Valuation and Qualifying
  Accounts........................................         36

     All other schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

     3.  EXHIBITS

       EXHIBIT                           DESCRIPTION
       -------                           -----------
            2.1  Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
                 corporation(6)
            3.1  Certificate of Incorporation, as amended(1)
            3.2  Bylaws(1)
            4.1  Form of 5% Convertible Notes due 1999(7)
            4.2  Form of Security Agreement relating to 5% Convertible Notes due 1999(7)
            4.3  Form of Registration Rights Agreement(7)
            4.4  Form of Warrant issued to Pennsylvania Merchant Group(4)
            4.5  Form of Rights Agreement, dated as of October 24, 1997, between the Company and ChaseMellon Shareholder Services,
                 L.L.C., as rights agent(8)
            4.6  Form of 12% Subordinated Pay-In-Kind Note Due 2001(9)
            4.7  Form of Registration Rights Agreement(9)
           10.1  Lease Agreement with Bayside Spinnaker Partners III, as lessor, for the lease of facilities at 47265 Fremont
                 Boulevard, Fremont, California, dated January 23, 1998
           10.2  Patent License Agreement between the Company and Patlex
                 Corporation dated January 1, 1990(3)
           10.3  Agreement between the Company and the University of Miami,
                 Department of Ophthalmology, dated October 28, 1991(2)
           10.4  Joint Development and Exclusive Manufacturing Agreement
                 dated April 17, 1993 between the Company and Danville
                 Engineering, Inc.(1)
           10.5  Settlement Agreement between the Company and American Dental
                 Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
           10.6  License Agreement between the Company and American Dental
                 Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
           10.7  Settlement Agreement between the Company and American Dental
                 Technologies, dated July 30, 1996(6)
          *10.8  Form of Indemnification Agreement between the Company and each of its officers and directors(3)
          *10.9  1988 Stock Option Plan, as amended(5)
          *10.10 Employment Agreement, entered into between the Company and
                 Joseph W. Shaffer, dated April 5, 1989(5)
           10.11 Form of U.S. Note and Warrant Purchase Agreement relating to the Regulation D private placement of 5% convertible notes due 1999 and warrants in February and March 1997(7)
           10.12 Form of Offshore Note and Warrant Purchase Agreement
                 relating to the Regulation S private placement of 5%
                 convertible notes due 1999 and warrants in March 1997(7)
          *10.13 Form of Change of Control Agreement by and between the
                 Company and its President and Chief Executive Officer(8)

       EXHIBIT                           DESCRIPTION
       -------                           -----------
          *10.14 Form of Change of Control Agreement by and between the
                 Company and its executive officers (other than the President and Chief Executive Officer)(8)
          *10.15 Form of Indemnification Agreement by and between the Company and its executive officers(8)
           10.16 Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
                 Subordinated Pay-In-Kind Notes Due 2001 and accompanying
                 Warrants in January 1998(9)
           21.1  Subsidiaries of the Company
           22    Power of Attorney (included on the signature pages to this
                 Form 10-K)
           23.1  Consent of Coopers & Lybrand L.L.P., Independent Accountants
           23.2  Consent of Ernst & Young LLP, Former Independent Auditors
           27    Financial Data Schedule

---------------
  * Compensatory plan or management contract

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

(2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17816)

(3) Incorporated by reference from the registrant's Registration Statement on Form S-1, as amended (File No. 33-36768)

(4) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-17816)

(5) Incorporated by reference from the registrant's Registration Statement on Form S-18, as amended (File No. 33-27029-LA)

(6) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428)

(7) Incorporated by reference from the registrant's Current Report on Form 8-K dated March 12, 1997 (File No. 0-17816)

(8) Incorporated by reference from the registrant's Current Report on Form 8-K dated October 24, 1997 (File No. 0-17816)

(9) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 26, 1998 (File No. 0-17816)

REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated October 24, 1997, to report its adoption of a stockholder's right plan and the adoption of change of control and indemnification agreements for each of the Company's executive officers. The Company also filed a Current Report on Form 8-K dated December 9, 1997, to report a change in its certifying accountant from Ernst & Young LLP to Coopers & Lybrand L.L.P.

          REPORT OF COOPERS & LYBRAND L.L.P., INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Sunrise Technologies International, Inc.:

     We have audited the accompanying consolidated balance sheet of Sunrise Technologies International, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the financial statement schedule listed in Item 14(a) of this Form 10-K for the year ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements of Sunrise Technologies International, Inc. for the years ended December 31, 1996 and 1995, were audited by other auditors, whose report, dated March 10, 1997, included an explanatory paragraph that described the Company's ability to continue as a going concern.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Technologies International, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
March 6, 1998

            REPORT OF ERNST & YOUNG LLP, FORMER INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sunrise Technologies International, Inc.

     We have audited the accompanying consolidated balance sheets of Sunrise Technologies International, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     The accompanying consolidated financial statements have been prepared assuming that Sunrise Technologies International, Inc. will continue as a going concern. The Company has incurred recurring operating losses which condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
                                          ERNST & YOUNG LLP

San Jose, California
March 10, 1997

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,958      $    647
  Accounts receivable, net of allowance of $85 and $140 in
     1997 and 1996..........................................       312           472
  Inventories, net..........................................       127         2,135
  Prepaid and other expenses................................       140           288
                                                              --------      --------
Total current assets........................................     2,537         3,542
Property and equipment, net.................................       204           199
Other non-current assets....................................       208            --
                                                              --------      --------
     Total assets...........................................  $  2,949      $  3,741
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $     31      $     --
  Accounts payable..........................................       284         1,586
  Accrued payroll and related expenses......................       221           209
  Accrued warranty..........................................        25           199
  Other accrued expenses....................................       594           475
                                                              --------      --------
Total current liabilities...................................     1,155         2,469
Long term debt, net of current portion......................       945            --
                                                              --------      --------
     Total liabilities......................................     2,100         2,469
                                                              --------      --------
Commitments and contingencies (Note 3)

Stockholders' equity:

  Preferred stock, $0.001 par value; 2,000,000 shares
     authorized, none issued or outstanding.................        --            --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized, 32,307,990 and 27,868,613 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................        32            28
  Additional paid-in-capital................................    38,151        31,688
  Deferred compensation.....................................      (272)           --
  Accumulated deficit.......................................   (37,062)      (30,444)
                                                              --------      --------
     Total stockholders' equity.............................       849         1,272
                                                              --------      --------
          Total liabilities and stockholders' equity........  $  2,949      $  3,741
                                                              ========      ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1997            1996            1995
                                                            ----------      ----------      ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues..............................................   $ 2,839         $ 5,654         $ 5,294
Cost of revenues..........................................     2,546           4,016           3,657
                                                             -------         -------         -------
Gross profit..............................................       293           1,638           1,637
                                                             -------         -------         -------
Other costs and expenses:
  Engineering and development.............................       964           1,326           1,218
  Sales, marketing and regulatory.........................     2,718           3,632           2,277
  General and administrative..............................     3,686           2,700           2,329
                                                             -------         -------         -------
     Total other costs and expenses.......................     7,368           7,658           5,824
                                                             -------         -------         -------
Loss from operations......................................    (7,075)         (6,020)         (4,187)
Gain on sale of dental assets.............................     1,740              --              --
Interest income (expense), net............................    (1,283)             52              57
                                                             -------         -------         -------
Net loss..................................................   $(6,618)        $(5,968)        $(4,130)
                                                             =======         =======         =======
Net loss per share, basic and diluted.....................   $ (0.23)        $ (0.23)        $ (0.28)
                                                             =======         =======         =======
Shares used in calculation of basic and diluted net loss
  per share...............................................    28,550          26,414          14,935
                                                             =======         =======         =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                      COMMON STOCK       ADDITIONAL                                                     TOTAL
                                   -------------------    PAID-IN       DEFERRED                      ACCUMULATED   STOCKHOLDERS'
                                     SHARES     AMOUNT    CAPITAL     COMPENSATION   TREASURY STOCK     DEFICIT        EQUITY
                                   ----------   ------   ----------   ------------   --------------   -----------   -------------
                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1994.....  10,459,286    $10      $22,312        $  --           $(619)        $(20,346)       $ 1,357
  Sale of common stock, net of
     offering costs..............  15,100,000     15        7,528           --              --               --          7,543
  Cancellation of treasury
     stock.......................    (275,000)    --         (619)          --             619               --             --
  Other..........................      (4,570)    --          (25)          --              --               --            (25)
  Net loss.......................          --     --           --           --              --           (4,130)        (4,130)
                                   ----------    ---      -------        -----           -----         --------        -------
Balance at December 31, 1995.....  25,279,716     25       29,196           --              --          (24,476)         4,745
  Sale of common stock, net of
     offering costs..............   2,333,412      3        2,242           --              --               --          2,245
  Exercise of warrants and
     options.....................     243,252     --          243           --              --               --            243
  Other..........................      12,233     --            7           --              --               --              7
  Net loss.......................          --     --           --           --              --           (5,968)        (5,968)
                                   ----------    ---      -------        -----           -----         --------        -------
Balance at December 31, 1996.....  27,868,613     28       31,688           --              --          (30,444)         1,272
  Issuance of warrants and
     beneficial conversion
     features in association with
     1997 Notes..................                 --        1,838           --              --               --          1,838
  Conversion of 1997 Notes.......   2,902,566      3        2,599           --              --               --          2,602
  Exercise of warrants...........   1,270,531      1        1,073           --              --               --          1,074
  Exercise of options............     247,913     --          279           --              --               --            279
  Sale of shares under Employee
     Stock Purchase Plan.........      18,367     --           15           --              --               --             15
  Deferred compensation related
     to stock option grants......          --     --          659         (659)             --               --             --
  Amortization of deferred
     compensation................          --     --           --          387              --               --            387
  Net Loss.......................          --     --           --           --              --           (6,618)        (6,618)
                                   ----------    ---      -------        -----           -----         --------        -------
Balance at December 31, 1997.....  32,307,990    $32      $38,151        $(272)          $  --         $(37,062)       $   849
                                   ==========    ===      =======        =====           =====         ========        =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................    $(6,618)   $(5,968)   $(4,130)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................         77        438        102
Amortization of deferred compensation.......................        387         --         --
Amortization of debt issuance costs.........................        150         --         --
Warrant accretion and beneficial conversion features
  associated with 1997 Notes................................      1,066         --         --
Issuance of common stock for services.......................        371         --         --
Provision for doubtful accounts.............................        176        115         25
Provision for obsolete inventory............................        397         --         --
Gain on sale of dental assets...............................     (1,740)        --         --
Changes in assets and liabilities:
  Accounts receivable.......................................        (16)       461       (303)
  Inventories...............................................        233       (837)       289
  Other current assets......................................        148        (31)        25
  Accounts payable..........................................     (1,302)       489       (278)
  Other accrued liabilities.................................       (258)        36       (225)
  Other long-term liabilities...............................        155         --         --
                                                                -------    -------    -------
     Total adjustments......................................       (156)       671       (365)
                                                                -------    -------    -------
  Net cash used in operating activities.....................     (6,774)    (5,297)    (4,495)
                                                                -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................       (201)       (65)       (50)
Proceeds from sale of dental assets, net of costs...........      3,449         --         --
                                                                -------    -------    -------
  Net cash provided by (used in) investing activities.......      3,248        (65)       (50)
                                                                -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations........................         (5)        --        (18)
Proceeds from issuance of capital lease obligation..........        103         --         --
Issuance of common stock, net of offering costs.............        996      2,495      7,518
Issuance of 1997 Notes......................................      4,101         --         --
Capitalization of debt issuance costs.......................       (358)        --         --
                                                                -------    -------    -------
Net cash provided by financing activities...................      4,837      2,495      7,500
                                                                -------    -------    -------
Net increase (decrease) in cash and equivalents.............      1,311     (2,867)     2,955
Cash and cash equivalents at beginning of year..............        647      3,514        559
                                                                -------    -------    -------
Cash and cash equivalents at end of year....................    $ 1,958    $   647    $ 3,514
                                                                =======    =======    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Business

     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems and other products for applications in ophthalmology. The Company was organized as a California corporation in March 1987 and was reincorporated in Delaware in June 1993 as Sunrise Technologies International, Inc. The Company continues to do business under the name Sunrise Technologies, Inc.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany balances and transactions.

     The Company has incurred significant losses for the last several years and at December 31, 1997 has an accumulated deficit of $37,062,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognized the need for infusion of cash during the fiscal year 1998 and in January 1998, the Company completed a $9,300,000 private placement of convertible notes with warrants, net of offering costs. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all.

  Industry Segment and Concentration of Risks

     The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser systems. The Company sells its products to customers in the field of ophthalmology globally. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. Agency obligations.

     One of the more significant risks potentially affecting the Company's operating results is the fact that a substantial portion of the Company's net revenues in each quarter generally result from shipments during the latter part of the quarter. Because the Company establishes its operating expense levels based on expected revenue, if anticipated shipments in any quarter do not occur as expected, gross profits may be adversely affected. For these and other reasons, the Company may not learn of shortfalls in revenues, margins or other financial results until late in a quarter. Any such shortfall could have an immediate and material adverse effect on the Company's operating results.

     The Company's activities are subject to extensive regulation by the FDA and similar health authorities in certain foreign countries. The LTK system is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a PMA by the FDA prior to commercial sale in the United States. The PMA process (and underlying clinical studies) is lengthy, the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK system and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

assurance that the Company will be able to obtain in a timely manner, if at all, the required PMA in the United States for intended uses of the LTK system, or for any other devices which the Company may seek approvals or clearances. Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

     In addition, the introduction of the Company's products in foreign countries may require obtaining individual foreign regulatory clearances in numerous countries. Although the Company's products have been sold in approximately 15 countries, sales of the LTK system require rigorous regulatory approvals before being sold in the United States and Japan. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the United States or foreign markets.

     The Company's international business is an important contributor to the Company's net revenues and gross profits. Substantially all of the Company's international sales are denominated in the U.S. dollar and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The Company does not have any overseas offices.

     The Company has developed only limited clinical data to date on the safety and efficacy of the LTK system in correcting hyperopia (farsightedness), and related long-term safety and efficacy data. The FDA has not yet determined whether the LTK system will prove to be safe or effective for the predictable and reliable treatment of hyperopia or other common vision problems. There can be no assurance that long-term safety and efficacy data when collected will be consistent with the clinical trial results previously obtained or will demonstrate that the LTK system can be used safely and successfully to treat hyperopia in a broad segment of the population on a long-term basis.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with the Company's bank and highly liquid investments with a maturity from the date of purchase of 90 days or less. As of December 31, 1997 and 1996, the Company did not hold any investments in debt or equity securities.

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at December 31, consist of:

                                                             1997      1996
                                                             -----    ------
                                                             (IN THOUSANDS)
Raw materials..............................................  $ 416    $1,468
Work-in-process............................................    167       299
Finished goods.............................................    190       718
                                                             -----    ------
                                                               773     2,485
Less reserves..............................................   (646)     (350)
                                                             -----    ------
Inventory, net.............................................  $ 127    $2,135
                                                             =====    ======

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

     Most components used in the Company's laser systems are purchased from outside sources. The Company has at least two suppliers for all of its components used to manufacture its laser systems.

  Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method for financial reporting over estimated useful lives of two to five years. Assets under capitalized leases are amortized over the shorter of the term of the lease or their useful lives, and such amortization is included with depreciation expense. Property and equipment at December 31, consists of:

                                                             1997      1996
                                                             -----    ------
                                                             (IN THOUSANDS)
Machinery and equipment....................................  $ 257    $1,644
Computer Equipment.........................................    231       611
Furniture and fixtures.....................................     27       207
Leasehold improvements.....................................      0       392
                                                             -----    ------
                                                               515     2,854
Less accumulated depreciation and amortization.............   (311)   (2,655)
                                                             -----    ------
Property and equipment, net................................  $ 204    $  199
                                                             =====    ======

  Other Non-Current Assets

     Other non-current assets are comprised principally of note placement costs and are being amortized over the life of the notes issued in the 1997 Notes Placement (the "1997 Notes") (two years). The amortization of the note placement costs into interest expense for 1997, 1996 and 1995 was $149,000, $0 and $0, respectively.

  Net Loss Per Share

     Effective December 31, 1997, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and accordingly all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                        YEAR ENDED DECEMBER 31
                                                --------------------------------------
                                                   1997          1996          1995
                                                ----------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS:
Net loss......................................   $(6,618)      $(5,968)      $(4,130)
Average Common Shares Outstanding.............    28,550        26,414        14,935
                                                 -------       -------       -------
Basic EPS.....................................   $ (0.23)      $ (0.23)      $ (0.28)
                                                 =======       =======       =======
DILUTED EPS:
Net loss......................................   $(6,618)      $(5,968)      $(4,130)
Average Common Shares Outstanding.............    28,550        26,414        14,935
Convertible Notes.............................        --            --            --
Warrants......................................        --            --            --
Stock options.................................        --            --            --
Total Shares..................................    28,550        26,414        14,935
                                                 -------       -------       -------
Diluted EPS...................................   $ (0.23)      $ (0.23)      $ (0.28)
                                                 =======       =======       =======

     7,303,537 shares in 1997, 989,637 shares in 1996 and 739,446 shares in 1995 were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

  Revenue Recognition

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

  Research and Development

     Research and development expenditures are charged to operations as incurred.

  Segment Information

     The Company had export sales by region as follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Europe...........................................  $  152    $1,036    $1,948
Pacific Rim......................................     409     1,602     1,192
Canada...........................................     180        --       248
Other............................................     324        --       282
                                                   ------    ------    ------
          Total..................................  $1,065    $2,638    $3,670
                                                   ======    ======    ======

  Fair Value of Financial Instruments

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

  Reclassifications:

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

2.  TAXES ON INCOME

     The Company uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                           1997         1996         1995
                                           -----        -----        -----
Statutory Rate...........................   (34)%        (34)%        (34)%
NOL's not benefited which have been
  reserved...............................    34 %         34 %         34 %
                                           -----        -----        -----
                                              0 %          0 %          0 %
                                           =====        =====        =====

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1997 and 1996 are as follows:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 11,100    $  9,000
  Research credits (expire 2005-2009)..................       700         600
  Other................................................       500         600
                                                         --------    --------
Total deferred tax asset...............................    12,300      10,200
Valuation allowance for deferred tax assets............   (12,300)    (10,200)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $30,000,000 and $11,000,000, respectively. The change in the Company's valuation allowance from 1996 to 1997 was an increase of $2,100,000. The net operating loss and credit carryforwards will expire at various dates through 2012 if not utilized.

     The ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions would limit utilization of the carryforwards should there be a substantial change in the Company's ownership. The annual limitation may result in the expiration of net operating losses and credits before utilization.

3.  COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain of its facilities and equipment under a noncancellable operating lease. Rent expense was $233,000, $290,000 and $281,000 in 1997, 1996 and 1995, respectively.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

     The following is a schedule by year of future minimum lease payments at December 31, 1997:

                                                                  OPERATING
                                                                    LEASES
                                                                --------------
                                                                (IN THOUSANDS)
Year ending December 31,
  1998......................................................         $147
  1999......................................................          155
  2000......................................................          162
  2001......................................................           14
                                                                     ----
Total minimum payments required.............................         $478
                                                                     ====

  Contingencies

     During 1997, the Company settled all of its outstanding disputes with American Dental Technologies, Inc. and with Danville Engineering, Inc. The settlement called for certain payments to be made by the Company to American Dental Technologies, Inc. upon the sale of the dental assets of the Company. The Company made such payments during 1997 and believes it has no further obligation to pay American Dental Technologies, Inc.

4.  LONG-TERM DEBT

     Long-term debt consists primarily of the 1997 Notes and associated discounts on those notes. In March 1997, the Company completed a private placement of convertible notes with warrants raising gross proceeds of $4,101,000. In connection with this private placement, the placement agent received warrants to purchase 230,756 shares of common stock at an exercise price of $1.00 per share with expiration dates of February and March 2002. In addition, the notes were convertible into 4,615,143 shares of common stock and the warrants attached to the notes were convertible into 2,307,572 shares of common stock with an exercise price of $1.00 per share and expiration dates of February and March 2002. As of December 31, 1997, certain of the notes were converted into 2,902,573 shares of common stock and certain warrants were converted into 702,857 shares of common stock. As of December 31, 1997, there remained warrants outstanding convertible into 1,835,471 common stock, including the placement agent warrants, and 1,712,570 shares convertible from the notes. The 1997 Notes consist of $1,499,000 in principal at December 31, 1997, bear interest at 5% per annum, and are due and payable in February and March of 1999. The 1997 Notes are collateralized by a lien against the Company's ophthalmic patents and have no significant performance covenants.

     The Company also leases certain equipment under noncancellable capital leases. The cost of equipment under capital leases was $103,000 and accumulated amortization was $8,500 at December 31, 1997.

     As of December 31, 1997, the Company's long-term debt consisted of $1,499,000 of the 1997 Notes, net a discount related to the warrants of $772,000, interest of $155,000 on the 1997 Notes and capital lease obligations of $94,000. Future payments of $32,000, $1,686,000 and $30,000 are due in fiscal years 1998, 1999 and 2000, respectively.

  Warrants

     The Company has granted the note holders participating in the 1997 Notes Placement warrants to purchase 2,538,328 shares of common stock. The warrants are exercisable at a purchase price of $1.00 per share and expire in February and March 2002. The warrants issued had a fair value of approximately $1.25 per warrant, at the time of issuance. The fair value of these warrants has been reflected as additional consideration

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

for the 1997 Notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the 1997 Notes.

5.  STOCKHOLDERS' EQUITY

  Common Stock

     In February 1994, the Company completed a private placement of 1,250,000 shares of common stock. In connection with the private placement, the placement agent received warrants to purchase 62,500 shares of common stock. The exercise price for the warrants is $6.00 per share and the warrants expire February 1999.

     In June 1995, the Company completed a private placement of 2,100,000 shares of common stock.

     In September 1995, the Company completed a private placement of 13,000,000 shares of common stock. In connection with the private placement, the placement agent received a warrant to purchase 675,000 shares of common stock. The exercise price for these warrants was $0.55 and they were exercised in full during 1997.

     In September 1996, the Company completed a private placement of 2,334,420 shares of common stock. In connection with the private placement, the placement agent received warrants to purchase 116,721 shares of common stock with an exercise price of $1.0625 per share and an expiration date of August 2001.

     In March 1997, the Company completed a private placement of convertible notes with warrants. In connection with this private placement, the placement agent received warrants to purchase 230,756 shares of common stock at an exercise price of $1.00 per share with expiration dates of February and March 2002. In addition, the notes were convertible into 4,615,143 shares and the warrants attached to the notes were convertible into 2,307,572 shares with an exercise price of $1.00 per share and an expiration date of February and March 2002. As of December 31, 1997, certain of the notes were converted into 2,902,573 shares and certain warrants were converted into 702,857 shares of common stock. As of December 31, 1997, there remained warrants outstanding convertible into 1,835,471 common shares, including the placement agent warrants, and 1,712,570 shares convertible from the notes.

     As of December 31, 1997, there were warrants outstanding to purchase 2,290,692 shares of common stock.

     In January 1998, the Company completed a private placement of convertible notes with warrants. The notes are convertible into 3,116,666 shares of common stock and the warrants are convertible into 1,870,000 shares of common stock with an exercise price of $3.00 and an expiration date of January 2003.

  Stock Option Plans

     In 1988, the Company adopted the 1988 Stock Option Plan (the "1988 Plan") under which employees, directors and consultants may be granted incentive or nonstatutory stock options. Under the 1988 Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to stockholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Nonstatutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 25 percent of the shares subject thereto become exercisable one year after the date of grant and 1/36 of the remaining shares subject to the option become exercisable each month thereafter. The 1988 Plan expires in November 1998.

     In 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which employees, directors and consultants may be granted incentive or nonstatutory stock options. Under the 1997 Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to stockholders owning greater than 10 percent

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Nonstatutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 1/48 of the shares subject to the option become exercisable each month after the grant. The 1997 Plan expires in 2007.

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1997 and 1996:

                                                   1997         1996
                                                   -----        -----
Risk-free interest rate..........................   6.15%        5.70%
Expected life....................................    4.8years     4.8years
Volatility.......................................   95.5%        95.5%
Dividend yield...................................     --           --

     A summary of the Company's option activity as of December 31, 1997, 1996, and 1995 and changes during the year ending on those dates are as follows:

                                         SHARES          OUTSTANDING OPTION
                                       AVAILABLE    ----------------------------   WEIGHTED AVERAGE
                                       FOR GRANT      SHARES       SHARE PRICE      EXERCISE PRICE
                                       ----------   -----------   --------------   ----------------
BALANCE -- 12/31/1994                     346,770     1,183,858   $0.85 - $4.375        $2.032
Reserved                                1,550,000
Granted                                  (605,000)      605,000   $ 0.91 - $2.50        $1.290
Cancelled                                 336,194     (336,194)   $1.50 - $4.375        $2.776
Exercised                                      --      (20,000)   $        4.375        $4.375
                                       ----------   -----------   --------------        ------
BALANCE -- 12/31/1995                   1,627,964     1,432,664   $ 0.91 - $2.50        $1.064
Reserved                                       --
Granted                                (1,711,000)    1,711,000   $ 1.03 - $2.87        $ 1.10
Cancelled                                 379,974     (379,974)   $ 0.91 - $1.00        $ 0.99
Exercised                                      --     (251,252)   $ 1.00 - $1.25        $ 1.02
                                       ----------   -----------   --------------        ------
BALANCE -- 12/31/1996                     296,938     2,512,438   $ 0.91 - $2.87        $ 1.09
Reserved                                3,000,000
Granted                                (2,954,300)    2,954,300   $ 1.00 - $4.44        $ 2.69
Cancelled                                 854,620     (854,620)   $ 0.75 - $2.87        $ 1.18
Exercised                                      --     (251,663)   $ 0.75 - $1.06        $ 1.01
                                       ----------   -----------   --------------        ------
BALANCE -- 12/31/1997                   1,197,258     4,360,455   $ 1.00 - $4.44        $ 2.16

     As of December 31, 1997 and 1996, vested options to purchase 1,476,112 and 680,248 shares, respectively, were exercisable. The weighted average fair value of those options granted in 1997, 1996 and 1995 was $2.08, $0.74 and $0.89, respectively.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         -------------------------------------    -------------------------------------
                                         WEIGHTED                                 WEIGHTED
                                         AVERAGE                                  AVERAGE
                                        REMAINING     WEIGHTED                   REMAINING     WEIGHTED
                                       CONTRACTUAL    AVERAGE                   CONTRACTUAL    AVERAGE
                           NUMBER          LIFE       EXERCISE      NUMBER          LIFE       EXERCISE
                         OUTSTANDING     (YEARS)       PRICE      EXERCISABLE     (YEARS)       PRICE
                         -----------   ------------   --------    -----------   ------------   --------
$0.75 - $1.75..........   2,788,155        6.8         $1.15       1,404,816        6.5         $1.05
$2.76 - $3.75..........       8,000        8.3         $2.87           7,664        8.3         $2.87
$3.76 - $4.75..........   1,564,300        9.7         $3.97          63,632        9.6         $3.89
                          ---------        ---         -----       ---------        ---         -----
                          4,360,455        7.9         $2.16       1,476,112        6.6         $1.18
                          =========        ===         =====       =========        ===         =====

  Employee Stock Purchase Plan

     During 1992, the 1992 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors. As of December 31, 1997, a total of 200,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase common stock at a price equal to 85% of the fair market value at certain specified dates. Purchases are limited to 10 percent of each employee's compensation. There were 59,023 and 40,656 shares issued under the plan as of December 31, 1997 and 1996, respectively.

     Fair value for the purchase rights issued under the Purchase Plan is determined under the Black-Scholes valuation model using the following assumptions for 1997, 1996 and 1995:

                                              1997        1996        1995
                                            --------    --------    --------
Risk-free Interest Rates................     6.15%       5.70%       5.60%
Expected Life...........................    6 months    6 months    6 months
Volatility..............................     95.5%       95.5%       95.5%
Dividend Yield..........................       --          --          --

     The weighted average fair market value of those purchase rights granted in 1997 and 1996 was $0.76 and $0.96, respectively.

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased as follows:

     (amounts in thousands except per share data)

                                                 1997       1996       1995
                                                -------    -------    -------
Net loss -- as reported.....................    $(6,618)   $(5,968)   $(4,130)
Net loss -- pro forma.......................    $(7,322)   $(6,390)   $(4,220)
Net loss per share -- as reported...........    $ (0.23)   $ (0.23)   $ (0.28)
Net loss per share -- proforma..............    $ (0.26)   $ (0.24)   $ (0.28)

6.  SALE OF DENTAL ASSETS

     In June 1997, the Company completed the sale of the Company's assets associated with its dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, with two installments due in three and four years, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, collection is not

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

reasonably assured due to the subordination of the Lares Note to Lares' bank and the Company intends to recognize proceeds from the sale and interest on the note as cash is received. The gain on sale of the Dental Assets is comprised as follows:

                                                              IN THOUSANDS
                                                              ------------
Cash proceeds from the sale of the dental assets............    $ 4,000
Less: Inventory and equipment sold..........................     (1,498)
      ADT transfer fee......................................       (275)
      Transaction fees......................................       (237)
      Other costs...........................................       (250)
                                                                -------
Gain on sale of dental assets...............................    $ 1,740
                                                                =======

     The Company sold the Dental Assets as of June 1997 and as a consequence, had effectively no revenues or earnings from the Dental Assets during the second half of 1997. On a pro-forma basis, the Company had the following revenues and earnings from the dental business during the first half of 1997, 1996 and 1995, including the gain on sale of the Dental Assets of $1,740,000 in 1997:

                                                           1997           1996        1995
                                                      --------------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues from dental business.......................      $1,968        $ 5,514     $ 4,008
Loss from dental business...........................      $  (11)       $(2,504)    $(3,488)

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

                                                         1997    1996    1995
                                                         ----    ----    ----
                                                            (IN THOUSANDS)
CASH PAID DURING THE YEAR FOR:
  Interest.............................................  $ 13    $  5    $--
  Income taxes.........................................  $  6    $  9    $--

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                        1997    1996    1995
                                                        ----    ----    ----
                                                           (IN THOUSANDS)
Acquisition of equipment pursuant to capital lease
  obligations.........................................  $103      --    $  8
Conversion of notes payable to common stock...........  2,602

8. EMPLOYEE BENEFIT PLAN

     During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up to 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. Contributions by the Company amounted to $20,000, $24,000 and $7,000 in 1997, 1996, and 1995, respectively.

9. SUBSEQUENT EVENTS

     In January 1998, the Company completed a $9,300,000 private placement of convertible notes (convertible into the Company's common stock) with warrants, net of offering costs. The promissory notes are convertible at any time, at the option of the holder. The notes bear an interest rate of 12%, payable-in-kind semi-annually (additional convertible notes), and convert at a price of $3.00 per share. There were warrants to purchase 1,870,000 shares of the Company's common stock issued as part of this private placement with an exercise price of $3.00 per share and an expiration date of January 2003. The notes have a maturity date of January 2001 and the Company has an option to extend the notes for an additional two years for additional warrant consideration.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                          BALANCE AT    CHARGED TO                           BALANCE AT
                                          BEGINNING     COSTS AND                               END
                                          OF PERIOD      EXPENSES     DEDUCTIONS    OTHER    OF PERIOD
                                          ----------    ----------    ----------    -----    ----------
                                                                 (IN THOUSANDS)
Year ended December 31, 1995
Reserves and allowances deducted from
  assets accounts:
  Allowance for uncollectible
     accounts...........................    $ 450         $   25        $(450)       $--       $   25
  Allowance for inventory...............    $ 513         $  250        $(295)       $--       $  468
Year ended December 31, 1996
Reserves and allowances deducted from
  assets accounts:
  Allowance for uncollectible
     accounts...........................    $  25         $  115        $  --        $--       $  140
  Allowance for inventory...............    $ 468         $   --        $(118)       $--       $  350
Year ended December 31, 1997
Reserves and allowances deducted from
  assets accounts:
  Allowance for uncollectible
     accounts...........................    $ 140         $  176        $(232)       $--       $   84
  Allowance for inventory...............    $ 350         $  397        $(100)       $--       $  647
  Allowance for uncollectible notes
     receivable.........................       --         $1,500           --        --        $1,500

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 6th day of April, 1998.

                                          SUNRISE TECHNOLOGIES
                                          INTERNATIONAL, INC.

                                          By:  /s/ C. RUSSELL TRENARY, III

                                            ------------------------------------
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     Each of the officers and directors of Sunrise Technologies International, Inc. whose signature appears below hereby constitutes and appoints C. Russell Trenary, III and Timothy A. Marcotte, and each of them, their true and lawful attorneys-in-fact and agents, with full power and substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment, and each of the undersigned does hereby ratify and confirm all that such attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

            /s/ C. RUSSELL TRENARY, III              President and Chief Executive         April 6, 1998
---------------------------------------------------    Officer
              C. Russell Trenary, III

              /s/ TIMOTHY A. MARCOTTE                Vice President, Finance and Chief     April 6, 1998
---------------------------------------------------    Financial Officer (Principal
                Timothy A. Marcotte                    Financial and Accounting Officer)
                                                       and Director

               /s/ JOSEPH D. KOENIG                  Director and Chairman of the Board    April 6, 1998
---------------------------------------------------
                 Joseph D. Koenig

               /s/ R. DALE BOWERMAN                  Director                              April 6, 1998
---------------------------------------------------
                 R. Dale Bowerman

          /s/ MICHAEL S. MCFARLAND, M.D.             Director                              April 6, 1998
---------------------------------------------------
            Michael S. McFarland, M.D.

                                 EXHIBIT INDEX

       EXHIBIT                           DESCRIPTION
       -------                           -----------
            2.1  Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
                 corporation(6)
            3.1  Certificate of Incorporation, as amended(1)
            3.2  Bylaws(1)
            4.1  Form of 5% Convertible Notes due 1999(7)
            4.2  Form of Security Agreement relating to 5% Convertible Notes due 1999(7)
            4.3  Form of Registration Rights Agreement(7)
            4.4  Form of Warrant issued to Pennsylvania Merchant Group(4)
            4.5  Form of Rights Agreement, dated as of October 24, 1997, between the Company and ChaseMellon Shareholder Services,
                 L.L.C., as rights agent(8)
            4.6  Form of 12% Subordinated Pay-In-Kind Note Due 2001(9)
            4.7  Form of Registration Rights Agreement(9)
           10.1  Lease Agreement with Bayside Spinnaker Partners III, as lessor, for the lease of facilities at 47265 Fremont
                 Boulevard, Fremont, California, dated January 23, 1998
           10.2  Patent License Agreement between the Company and Patlex
                 Corporation dated January 1, 1990(3)
           10.3  Agreement between the Company and the University of Miami,
                 Department of Ophthalmology, dated October 28, 1991(2)
           10.4  Joint Development and Exclusive Manufacturing Agreement
                 dated April 17, 1993 between the Company and Danville
                 Engineering, Inc.(1)
           10.5  Settlement Agreement between the Company and American Dental
                 Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
           10.6  License Agreement between the Company and American Dental
                 Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
           10.7  Settlement Agreement between the Company and American Dental
                 Technologies, dated July 30, 1996(6)
          *10.8  Form of Indemnification Agreement between the Company and each of its officers and directors(3)
          *10.9  1988 Stock Option Plan, as amended(5)
          *10.10 Employment Agreement, entered into between the Company and
                 Joseph W. Shaffer, dated April 5, 1989(5)
           10.11 Form of U.S. Note and Warrant Purchase Agreement relating to the Regulation D private placement of 5% convertible notes due 1999 and warrants in February and March 1997(7)
           10.12 Form of Offshore Note and Warrant Purchase Agreement
                 relating to the Regulation S private placement of 5%
                 convertible notes due 1999 and warrants in March 1997(7)
           10.13 Form of Change of Control Agreement by and between the
                 Company and its President and Chief Executive Officer(8)
          *10.14 Form of Change of Control Agreement by and between the
                 Company and its executive officers (other than the President and Chief Executive Officer)(8)

       EXHIBIT                           DESCRIPTION
       -------                           -----------
          *10.15 Form of Indemnification Agreement by and between the Company and its executive officers(8)
           10.16 Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
                 Subordinated Pay-In-Kind Notes Due 2001 and accompanying
                 Warrants in January 1998(9)
           21.1  Subsidiaries of the Company
           22    Power of Attorney (included on the signature pages to this
                 Form 10-K)
           23.1  Consent of Coopers & Lybrand L.L.P., Independent Accountants
           23.2  Consent of Ernst & Young LLP, Former Independent Auditors
           27    Financial Data Schedule

---------------
  * Compensatory plan or management contract

(1) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-17816)

(2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17816)

(3) Incorporated by reference from the registrant's Registration Statement on Form S1, as amended (File No. 33-36768)

(4) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-17816)

(5) Incorporated by reference from the registrant's Registration Statement on Form S18, as amended (File No. 33-27029-LA)

(6) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428)

(7) Incorporated by reference from the registrant's Current Report on Form 8-K dated March 12, 1997 (File No. 0-17816)

(8) Incorporated by reference from the registrant's Current Report on Form 8-K dated October 24, 1997 (File No. 0-17816)

(9) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 26, 1998 (File No. 0-17816)