Form 10-Q
period 1998-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1998-05-14
CIK 846771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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


There were 33,786,230 shares of the registrant's Common Stock issued and outstanding on April 30, 1998.

                                      INDEX


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.


                                                                                           PAGE
                                                                                           ----
PART I. FINANCIAL INFORMATION

        ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Statements of Operations--Three months ended March 31,
           1998 and 1997                                                                     1

           Condensed Consolidated Balance Sheets--March 31, 1998 and December 31, 1997       2

           Condensed Consolidated Statements of Cash Flows--Three months ended March 31,
           1998 and 1997                                                                     3

           Notes to Condensed Consolidated Financial Statements--March 31, 1998              4


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                         6

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK                                                                 8


PART II.   OTHER INFORMATION


        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            9


        SIGNATURES                                                                          10

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                        1998              1997
                                                     --------          --------
                                                       (In thousands except per
                                                           share amounts)
Net revenues                                         $    102          $  1,009
Cost of revenues                                          255               958
                                                     --------          --------
Gross profit                                             (153)               51
Other costs and expenses:
   Engineering and development                            482               273
   Sales, marketing and regulatory                        493               659
   General and administrative                             932               706
                                                     --------          --------
     Total other costs and expenses                     1,907             1,638
                                                     --------          --------
Loss from operations                                   (2,060)           (1,587)
Interest income                                           101                11
Interest expense, including
   non-cash interest associated
   with redeemable convertible notes                   (1,791)             (812)
                                                     --------          --------
     Net loss                                        $ (3,750)         $ (2,388)
                                                     ========          ========
Net loss per share                                   $  (0.11)         $  (0.09)
                                                     ========          ========
   Shares used in calculation of net loss per share    33,208            27,871
                                                     ========          ========


                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                           MARCH 31,  DECEMBER 31,
                                                          ----------  ------------
                                                            1998            1997
                                                          --------       --------
                                                               (In thousands)
                      ASSETS
Current assets:
     Cash and cash equivalents                            $ 10,305       $  1,958
     Accounts receivable, net of allowance                     113            312
     Inventories, net                                          186            127
     Other current assets                                      117            140
                                                          --------       --------
          Total current assets                              10,721          2,537
     Property and equipment, net                               210            204
     Other non-current assets                                   53            208
                                                          --------       --------
Total assets                                              $ 10,984       $  2,949
                                                          ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                    $     34       $     31
     Accounts payable                                          509            284
     Accrued payroll and related expenses                      192            221
     Accrued warranty                                           25             25
     Other accrued expenses                                    120            594
                                                          --------       --------
          Total current liabilities                            880          1,155
Long-term debt, net of current portion                       6,999            945
Commitments and contingencies Stockholders'
  equity (deficit):
     Preferred Stock, $0.001 par value,
       2,000,000 shares authorized, none issued
       or outstanding                                           --             --
     Common Stock, $.001 par value, 75,000,000
       shares authorized, 33,418,875 and 32,307,990
       shares issued and outstanding at
       March 31, 1998 and December 31, 1997,
       respectively                                             33             32
     Additional paid-in capital                             44,690         38,151
     Deferred compensation                                    (802)          (272)
     Accumulated deficit                                   (40,816)       (37,062)
                                                          --------       --------
               Total stockholders' equity (deficit)          3,105            849
                                                          --------       --------
Total liabilities and stockholders' equity (deficit)      $ 10,984       $  2,949
                                                          ========       ========


NOTE: The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (unaudited)


                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                 1998         1997
                                                              --------       -------
                                                                   (In thousands)
CASH FLOWS FOR OPERATING ACTIVITIES:
     Net loss                                                 $ (3,750)      $(2,388)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                             34             8
          Amortization of deferred compensation                    586            --
          Amortization of debt issuance costs                      169            --
          Warrant accretion and beneficial conversion
            features associated with 1997 and 1998 Notes         1,371           812
          Issuance of common stock for services                    140            --
          Provision for doubtful accounts                           --            15
          Provision for excess and obsolete inventory               --            --
     Changes in assets and liabilities:
          Accounts receivable                                      198          (358)
          Inventories                                              (60)          (90)
          Other current assets                                      24            74
          Accounts payable                                         193          (886)
          Other accrued liabilities                               (332)           24
          Other long-term liabilities                              146            --
                                                              --------       -------
Total adjustments                                                2,469          (401)
                                                              --------       -------
Net cash used in operating activities                           (1,281)       (2,789)
                                                              --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                            (38)           --
                                                              --------       -------
Net cash used in investing activities                              (38)           --
                                                              --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on capital lease obligations                          (12)           --
     Issuance of common stock, net of offering costs               342            17
     Issuance of redeemable convertible notes,
       net of issuance costs                                     9,350         3,743
     Capitalization of debt issuance costs                         (14)           --
                                                              --------       -------
Net cash provided by financing activities                        9,666         3,760
                                                              --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             8,347           971
Cash and cash equivalents at beginning of period                 1,958           647
                                                              --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 10,305       $ 1,618
                                                              ========       =======


                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                 MARCH 31, 1998

1.  BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

        The condensed consolidated financial data for the periods ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The Company has incurred significant losses for the last several years and at March 31, 1998 has an accumulated deficit of approximately $40,816,000. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. Although the Company's management believes existing working capital will provide sufficient funds for the Company's planned operations through 1999, the Company's long term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management recognizes the long-term need for additional cash infusion and is pursuing various options which include debt or equity financing. There can be no assurance that such financing, if necessary, will be available, in which case management may need to curtail or suspend certain or all operations.

    The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  NET LOSS PER SHARE

        Net loss per share for the periods ended March 31, 1998 and 1997 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

    Effective December 31, 1997, the Company adopted Financial Accounting Standards Board No. 1228 "Earnings Per Share" (EPS) and, accordingly, all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

3.  REVENUE RECOGNITION

    Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

4.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                   MARCH 31,  DECEMBER 31,
                    1998        1997
                   ---------  ------------
                       (In thousands)
Raw materials        $ 336       $ 416
Work-in-process        271         167
Finished goods         225         190
                     -----       -----
                       832         773
Less reserves         (646)       (646)
                     -----       -----
Inventory, net       $ 186       $ 127
                     =====       =====


5.  INCOME TAXES

    Due to the Company's losses from operations, all deferred tax assets, which primarily result from net operating loss carry forwards, have been offset in full by a valuation allowance in accordance with SFAS No. 109.

6.  ISSUANCE OF REDEEMABLE CONVERTIBLE NOTES

    In January 1998, the Company completed a $9,300,000 private placement of convertible notes (convertible into the Company's common stock) with warrants, net of offering costs. The promissory notes are convertible at any time, at the option of the holder. The notes bear interest at a rate of 12%, payable-in-kind semi-annually (additional convertible notes), and convert at a price of $3.00 per share. The notes have a maturity date of January 2001 and the Company has an option to extend the notes for an additional two years for additional warrant consideration. Warrants to purchase 1,870,000 shares of the Company's common stock were issued as part of this private placement with an exercise price of $3.00 per share and an expiration date of January 2003.

7.  SALE OF DENTAL ASSETS

    In June 1997, the Company completed the sale of the Company's assets associated with the Company's dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, with two installments due in three and four years, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. The gain on sale of the Dental Assets is comprised as follows:

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
                                                       =======

8. SUBSEQUENT EVENTS


    In April 1998, the Company loaned $60,000 to one of the officers of the Company on an unsecured basis. The loan bears interest at 7% per annum and matures in April 2000. Interest is to be paid annually.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; the Company's inability to obtain the necessary authorizations from the Food and Drug Administration ("FDA") to enable it to market its products domestically; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchanged Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

    The Company develops, manufactures and markets laser systems for applications in ophthalmology. Prior to June 26, 1997 the Company had developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry. A substantial portion of the Company's revenues (85% for the first three months of 1997) were derived from the domestic and international sales of the Company's dental laser and air abrasive products.

    In June 1997, the Company completed the sale of the Company's assets associated with the Company's dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. Lares is a privately held company located in Chico, California. Lares paid the Company $4,000,000 in cash at closing and delivered a promissory note for $1,500,000, which bears interest at the rate of 8%. Under the Lares Note $1,000,000 is payable on the third anniversary of the closing, and $500,000 is payable on the fourth anniversary of the closing. The Lares Note is subordinate in right of payment to Lares' obligations to its bank (the "Bank"). Lares has agreed that so long as the Lares
Note is outstanding, its aggregate obligations to the Bank will not exceed $4,750,000. Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. This transaction was approved by the Company's stockholders on June 26, 1997.

    Since mid-1992, the Company has focused a portion of its efforts on engineering and development of its laser corneal shaping product, known as Laser Thermal Keratoplasy (the "LTK System") for the treatment of refractive errors of the eye, such as hyperopia (farsightedness) and presbyopia. The LTK System is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992. The Company is in Phase III of its U.S. clinical trials of the LTK System and expects no significant revenue from this product until the product is approved for sale in the United States and, therefore, the Company expects to continue to have net losses at least through the year the LTK System is approved for sale in the United States. While the results from the clinical trials have been satisfactory to date, there can be no assurance that the LTK System will be approved for sale in the United States or that the Company will successfully develop or market the LTK System.

    The Company has incurred substantial losses in the past six years which have seriously depleted its working capital. Sales of its existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of the LTK System. Historically, the Company has been able to raise additional working capital for all aspects of its business, through the private placement of its common stock and securities convertible into common stock. Private placements of common stock raised approximately $15,296,000 in net proceeds between 1994 and 1996. In the first quarter of 1997, the Company issued in a series of private placements (collectively, the "1997 Notes Placement") 5% redeemable convertible notes due 1999 (convertible into common stock) and warrants to purchase common stock for aggregate net proceeds of approximately $3,743,000.

    In January 1998, the Company completed a $9,300,000 private placement of convertible notes (convertible into the Company's common stock) with warrants (the "1998 Notes Placement"), net of offering costs. The promissory notes are convertible at any time, at the option of the holder. The notes bear interest at a rate of 12%, payable-in-kind semi-annually (additional convertible notes), and convert at a price of $3.00 per share. The notes have a maturity date of January 2001 and the Company has an option to extend the notes for an additional two years for additional warrant consideration. Warrants to purchase 1,870,000 shares of the Company's common stock were issued as part of this private placement with an exercise price of $3.00 per share and an expiration date of January 2003.

FINANCIAL CONDITION

    As of March 31, 1998, the Company had $10,305,000 in cash and cash equivalents. The Company's operating activities used $1,281,000 in the three months ended March 31, 1998 and used $401,000 in cash during the same period in 1997. Substantial portions of the 1997 and 1998 losses were funded with the proceeds of a series of private placements. The 1997 Notes Placement had aggregate net proceeds of approximately $3,743,000 and the 1998 Notes Placement generated aggregate net proceeds of $9,300,000.

    The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at March 31,1998 amounted to approximately $9,842,000. At December 31, 1997, working capital amounted to approximately $1,382,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes existing working capital will provide sufficient funds for the Company's planned operations through 1999.


RESULTS OF OPERATIONS

    Revenues of $102,000 for the three month period ended March 31,1998 represents a 90% decrease from revenues of $1,009,000 for the same period in 1997. The vast majority of this revenue decline was due to the fact that the Company had no revenue from dental operations in the first quarter of 1998 since it sold the Dental Assets during the second quarter of 1997. In addition, ophthalmic revenues for the first quarter of 1998 were $44,000 lower, or 30%, as compared to the same period in 1997.

    Costs of revenues and related negative margins for the three-month period ended March 31,1998 resulted from the underabsorption of manufacturing overhead due to the Company's low revenue levels. Gross profits as a percentage of revenue for the first quarter in 1997 were 5%.

    Engineering and development expenses totaled $482,000 for the three month period ended March 31,1998, compared to $273,000 for the same period in 1997. The increase in the engineering and development expenses was due to the increase in expenditures related to the development of the LTK System offset by the elimination of expenditures related to the development of dental products during the first quarter of 1997.

    Sales, marketing and regulatory costs were $493,000 for the three month period ended March 31,1998, compared to $659,000 for the same period in 1997. The decrease for the three-month period was due primarily to increased marketing and regulatory spending for the ophthalmic products offset by the elimination of marketing expenses for dental products.

    General and administrative expenses were $932,000 for the three month period ended March 31, 1998, compared to $706,000 for the same period of 1997. The increase in general and administrative expenses for the three-month period ended March 31,1998 as compared to the same period in 1997 was primarily due to the expenses associated with warrants and stock options to consultants of the Company.

    Interest and other expense for the three month period ended March 31,1998 of $1,690,000 represents primarily non-cash interest charges pursuant to the 1997 and 1998 Notes Placements and related warrants.

    The net loss for the three-month period ended March 31,1998 of $3,750,000 was primarily due to the lack of revenue from the ophthalmic products to offset the expenses associated with the development and regulatory approval of the LTK System and the general expenses associated with the operations of the Company.

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


YEAR 2000 COMPLIANCE

    The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs; however, based on information to date (excluding the possible impact of vendor systems), management does not believe that it will have a material effect on the Company's earnings.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not engage in any hedge or derivative financial instrument transactions.

                           PART II. OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     Number         Description.
     ------         ------------
      10.1          Lease Agreement with Bayside Spinnaker Partners III for the lease of facilities at 47265 Fremont Boulevard, Fremont,
                    California dated January 23, 1998 (1)

      10.2 Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% convertible
                    Subordinated Pay-In-Kind Notes Due 2001 and accompanying
                    Warrants in January 1998(1)

      27            Financial Data Schedule

----------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-17816)


B.   REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K (or Form 8-K/A) during the first quarter of 1998:

Date of Filing                Date of Report               Items Reported
-------------------------------------------------------------------------
January 27, 1998             January 26, 1998                 7, 9
March 30, 1998               March 23, 1998                   5


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

                                       SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



Date: May 14, 1998                     By:      /s/ C. Russell Trenary, III
                                          -------------------------------------
                                          President and Chief Executive Officer


Date: May 14, 1998                      By:     /s/ Timothy A. Marcotte
                                           ------------------------------------
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS


     Number         Description.
     ------         ------------
      10.1          Lease Agreement with Bayside Spinnaker Partners III for the lease of facilities at 47265 Fremont Boulevard, Fremont,
                    California dated January 23, 1998 (1)

      10.2 Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% convertible
                    Subordinated Pay-In-Kind Notes Due 2001 and accompanying
                    Warrants in January 1998(1)

      27            Financial Data Schedule

----------------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-17816)