Form 10-Q
period 1998-06-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1998-08-14
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-17816

                            ------------------------

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0148208
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

47265 FREMONT BOULEVARD, FREMONT, CALIFORNIA                       94538
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 623-9001

                            ------------------------

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

     There were 34,147,003 shares of the registrant's Common Stock issued and outstanding on July 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Statements of Operations -- Three and
           six months ended June 30, 1998 and 1997.....................     1
           Condensed Consolidated Balance Sheets -- June 30, 1998 and
           December 31, 1997...........................................     2
           Condensed Consolidated Statements of Cash Flows -- Six
           months ended June 30, 1998 and 1997.........................     3
           Notes to Condensed Consolidated Financial Statements -- June
           30, 1998....................................................     4
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     7
  Item 3.  Quantitative and Qualitative Disclosure about Market Risk...    10

PART II. OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K............................    10

     SIGNATURES........................................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Net revenues........................................  $   222    $ 1,454    $   324    $ 2,463
Cost of revenues....................................      625      1,001        884      1,959
                                                      -------    -------    -------    -------
Gross profit........................................     (403)       453       (560)       504
Other costs and expenses:
Engineering and development.........................      515        262        997        535
Sales, marketing and regulatory.....................    1,165        784      1,658      1,443
General and administrative..........................    2,917      1,200      3,849      1,906
                                                      -------    -------    -------    -------
          Total other costs and expenses............    4,597      2,246      6,504      3,884
                                                      -------    -------    -------    -------
Loss from operations................................   (5,000)    (1,793)    (7,064)    (3,380)
Gain on sale of dental assets.......................       --      1,740         --      1,740
Interest income.....................................       99         21        200         32
Interest expense....................................     (712)      (131)    (2,503)      (943)
                                                      -------    -------    -------    -------
          Net loss..................................  $(5,613)   $  (163)   $(9,367)   $(2,551)
                                                      =======    =======    =======    =======
Net loss per share, basic and diluted...............  $ (0.17)   $ (0.01)   $ (0.28)   $ (0.09)
                                                      =======    =======    =======    =======
Shares used in calculation of basic and diluted net
  loss per share....................................   33,801     27,886     33,404     27,879
                                                      =======    =======    =======    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Current assets:
  Cash and cash equivalents.................................  $  8,448      $  1,958
  Accounts receivable, net..................................       374           312
  Inventories, net..........................................        42           127
  Other current assets......................................       259           140
                                                              --------      --------
     Total current assets...................................     9,123         2,537
  Property and equipment, net...............................       458           204
  Other non-current assets..................................        40           208
                                                              --------      --------
          Total assets......................................  $  9,621      $  2,949
                                                              ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $     34      $     31
  Accounts payable..........................................       419           284
  Deferred revenues.........................................       160            --
  Accrued payroll and related expenses......................       263           221
  Accrued warranty and other expenses.......................       702           619
                                                              --------      --------
     Total current liabilities..............................     1,578         1,155
Long-term debt, net of current portion......................     6,773           945
Other long-term liabilities.................................       432            --
                                                              --------      --------
     Total liabilities......................................     8,783         2,100
Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000 shares
     authorized, none issued or outstanding.................        --            --
  Common Stock, $.001 par value, 75,000 shares authorized,
     34,137 and 32,308 shares issued and outstanding at June
     30, 1998 and December 31, 1997, respectively...........        34            32
  Additional paid-in capital................................    47,470        38,151
  Deferred compensation.....................................      (237)         (272)
  Accumulated deficit.......................................   (46,429)      (37,062)
                                                              --------      --------
     Total stockholders' equity.............................       838           849
                                                              --------      --------
          Total liabilities and stockholders' equity........  $  9,621      $  2,949
                                                              ========      ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................  $(9,367)   $(2,551)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       75         94
     Amortization of deferred compensation..................    2,622         --
     Amortization of debt issuance costs....................      182         --
     Gain on sale of dental assets..........................       --     (1,740)
     Warrant accretion and beneficial conversion features
      associated with 1997 and 1998 Notes...................    1,950        863
     Issuance of common stock for services..................      150         --
     Provision for doubtful accounts........................       --         30
  Changes in assets and liabilities:
     Accounts receivable....................................      (62)      (308)
     Inventories............................................       85        202
     Other current assets...................................     (119)       168
     Accounts payable.......................................      135     (1,137)
     Other accrued liabilities and deferred revenue.........      285        339
     Other long-term liabilities............................      432         --
                                                              -------    -------
          Total adjustments.................................    5,735     (1,489)
                                                              -------    -------
          Net cash used in operating activities.............   (3,632)    (4,040)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (329)        --
                                                              -------    -------
          Net cash used in investing activities.............     (329)        --
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations......................      (13)        --
  Issuance of common stock, net of offering costs...........    1,128        190
  Issuance of redeemable convertible notes..................    9,350      3,743
  Proceeds from sale of dental assets.......................       --      4,000
  Costs associated with sale of dental assets...............       --       (411)
  Capitalization of debt issuance costs.....................      (14)        --
                                                              -------    -------
          Net cash provided by financing activities.........   10,451      7,522
                                                              -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    6,490      3,482
Cash and cash equivalents at beginning of period............    1,958        647
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 8,448    $ 4,129
                                                              =======    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1998

 1. BASIS OF PRESENTATION

     The Company develops, manufactures and markets laser systems for applications in ophthalmology. Prior to June 26, 1997, the Company had also developed, manufactured and marketed lasers and air abrasive cavity preparation systems for use in dentistry. A substantial portion of the Company's revenues (80% for the first six months of 1997) were derived from the domestic and international sales of the Company's dental laser and air abrasive products.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the three and six-month periods ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 2. NET LOSS PER SHARE

     Effective December 31, 1997, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and, accordingly, all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. 7,580,557 and 920,522 common equivalent shares as of June 30, 1998 and 1997, respectively, have been excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

 3. REVENUE RECOGNITION

     Revenues are recognized at time of shipment, net of any allowances for future obligations or trade-in rights. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

 4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                                         JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                         --------    ------------
                                                              (IN THOUSANDS)
Raw materials..........................................   $ 265         $ 416
Work-in-process........................................     123           167
Finished goods.........................................     300           190
                                                          -----         -----
                                                            688           773
Less reserves..........................................    (646)         (646)
                                                          -----         -----
Inventory, net.........................................   $  42         $ 127
                                                          =====         =====

 5. COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company does not have any components of comprehensive income which are excluded from net income for the three and six months ended June 30, 1998 and 1997 and, as such, no separate statement of comprehensive income has been presented.

 6. ISSUANCE OF REDEEMABLE CONVERTIBLE NOTES

     In January 1998, the Company completed an approximately $9,350,000 private placement of convertible notes (convertible into the Company's common stock) with warrants. The promissory notes are convertible at any time, at the option of the holder. The notes bear interest at a rate of 12%, payable-in-kind semi-annually (additional convertible notes), and convert at a price of $3.00 per share. The notes have a maturity date of January 2001 and the Company has an option to extend the maturity date of the notes for an additional two years for additional warrant consideration. Warrants to purchase 1,870,000 shares of the Company's common stock were issued as part of this private placement with an exercise price of $3.00 per share and an expiration date of January 2003. The warrants issued had a fair value of approximately $1.87 per warrant at the time of issuance. The fair value of these warrants has been reflected as additional consideration for the convertible notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the convertible notes.

 7. SALE OF DENTAL ASSETS

     In June 1997, the Company completed the sale of the Company's assets associated with the Company's dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, with two installments due in three and four years, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to its Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received.

 8. SUBSEQUENT EVENTS

     On July 10, 1998, the Company had the annual shareholders meeting. At such meeting, the Company's stockholders elected Dr. Michael S. McFarland and Mr. Timothy A. Marcotte as Class II Directors of the Company and ratified the appointment of PriceWaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1998.

     On August 7, 1998, the Company's application for listing on the NASDAQ National Market System ("NMS") was approved by the NASDAQ Stock Market, Inc. The Company's shares of common stock, under the trading symbol SNRS, commenced trading on the NASDAQ NMS on August 13, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; the Company's inability to obtain the necessary authorizations from the Food and Drug Administration ("FDA") to enable it to market its products domestically; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The Company develops, manufacturers and markets laser systems for applications in ophthalmology. Prior to June 26, 1997, the Company had developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry. A substantial portion of the Company's revenues (80% for the first six months of 1997) were derived from the domestic and international sales of the Company's dental laser and air abrasive products.

     In June 1997, the Company completed the sale of the Company's assets associated with the Company's dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. Lares is a privately held company located in Chico, California. Lares paid the Company $4,000,000 in cash at closing and delivered a promissory note for $1,500,000, which bears interest at the rate of 8%. Under the Lares Note, $1,000,000 is payable on the third anniversary of the closing, and $500,000 is payable on the fourth anniversary of the closing. The Lares Note is subordinate in right of payment to Lares' obligations to its bank (the "Bank"). Lares has agreed that so long as the Lares
Note is outstanding, its aggregate obligations to the Bank will not exceed $4,750,000. Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to the Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received. This transaction was approved by the Company's stockholders on June 26, 1997.

     Since mid-1992, the Company has focused a portion of its efforts on engineering and development of its laser corneal shaping product, known as Laser Thermal Keratoplasty (the "LTK System") for the treatment of refractive errors of the eye, such as hyperopia (farsightedness) and presbyopia. The LTK System is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992. The Company is in Phase III of its United States clinical trials of the LTK System and expects no significant revenue from this product until the product is approved for sale in the United States. Therefore, the Company expects to continue to have net losses at least through the year the LTK System is approved for sale in the United States. While the results from the clinical trials have been satisfactory to date, there can be no assurance that the LTK System will be approved for sale in the United States or that the Company will successfully develop or market the LTK System.

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

     In January 1998, the Company completed a private placement of convertible notes (convertible into the Company's common stock) with warrants (the "1998 Notes Placement") and received proceeds of approximately $9,350,000. The promissory notes are convertible at any time, at the option of the holder. The notes bear interest at a rate of 12%, payable-in-kind semi-annually (additional convertible notes), and convert at a price of $3.00 per share. The notes have a maturity date of January 2001 and the Company has an option to extend the maturity date of the notes for an additional two years for additional warrant consideration. Warrants to purchase 1,870,00 shares of the Company's common stock were issued as part of this private placement with an exercise price of $3.00 per share and an expiration date of January 2003. The warrants issued had a fair value of approximately $1.87 per warrant at the time of issuance. The fair value of these warrants has been reflected as additional consideration for the convertible notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the convertible notes.

FINANCIAL CONDITION

     As of June 30, 1998, the Company had $8,448,000 in cash and cash equivalents. The Company's operating activities used $3,632,000 in the six months ended June 30, 1998 and used $4,040,000 in cash during the same period in 1997. Substantial portions of the 1997 and 1998 losses were funded with the proceeds of a series of private placements. The 1997 Notes Placement had aggregate net proceeds of approximately $3,743,000 and the 1998 Notes Placement generated aggregate proceeds of approximately $9,350,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at June 30, 1998 amounted to approximately $7,545,000. At December 31, 1997, working capital amounted to approximately $1,382,000. Although the Company's management believes existing working capital will provide sufficient funds for the Company's planned operations through mid-1999, the Company's long-term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing.

RESULTS OF OPERATIONS

     Revenues for the three and six-month periods ended June 30, 1998 totaled $222,000 and $324,000, respectively, compared to $1,454,000 and $2,463,000, respectively, for the same periods in 1997. The vast majority of this revenue decline was due to the fact that the Company had no revenue from dental operations in the first half of 1998 since it sold the Dental Assets during the second quarter of 1997. In addition, ophthalmic revenues for the first half of 1998 were approximately $169,000 lower, or 34%, as compared to the same period in 1997. This reduction was primarily due to the deferral from revenue recognition of certain international shipments with trade-in rights.

     Costs of revenues and related negative margins for the three- and six-month periods ended June 30, 1998 resulted from the underabsorption of manufacturing overhead due to the Company's low revenue levels. Gross profits as a percentage of revenue for the first six months in 1997 were 20%.

     Engineering and development expenses totaled $515,000 and $997,000, respectively, for the three- and six-month periods ended June 30, 1998, compared to $262,000 and $535,000, respectively, for the same periods in 1997. The increase in the engineering and development expenses was due to the increase in expenditures related to the development of the LTK System partially offset by the elimination of expenditures related to the development of dental products during the first six months of 1997.

     Sales, marketing and regulatory costs were $1,165,000 and $1,658,000, respectively, for the three- and six-month periods ended June 30, 1998, compared to $784,000 and $1,443,000, respectively, for the same periods in 1997. The increase for the three- and six-month periods was due primarily to increased marketing and regulatory spending for the ophthalmic products partially offset by the elimination of marketing expenses for dental products.

     General and administrative expenses were $2,917,000 and $3,849,000, respectively, for the three- and six-month periods ended June 30, 1998, compared to $1,200,000 and $1,906,000, respectively, for the same periods of 1997. The increase in general and administrative expenses for the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997 was primarily due to the expenses associated with the issuance of warrants and stock options to consultants of the Company, and increased compensation costs for certain executive officers.

     Interest income was $99,000 and $200,000, respectively, for the three- and six-month periods ending June 30, 1998 and $21,000 and $32,000, respectively, for the same periods in 1997. The increase in interest income between the three- and six-month periods ending June 30, 1998 and June 30, 1997 was due to higher average balances in the Company's interest bearing accounts.

     Interest expense was $712,000 and $2,503,000, respectively, for the three- and six-month periods ending June 30, 1998 and $131,000 and $943,000, respectively, for the same periods in 1997. The increase in interest expense for the three- and six-month periods ending June 30, 1998 as compared to the same periods in 1997 was due to the interest accrued by the Company in connection with the 1998 Notes Placement (the "1998 Notes"), at a rate of 12% per annum according to the terms of the 1998 Notes, non-cash interest expense accrued for the fair value of the warrants and conversion features of such notes, as well as placement costs that were partially amortized as additional interest expense.

     The net loss for the three- and six-month periods ended June 30,1998 of $5,613,000 and $9,367,000, respectively, was primarily due to the lack of revenue from the Company's ophthalmic products to offset the expenses associated with the development and regulatory approval of the LTK System and the general expenses associated with the operations of the Company, including the non-cash expenses associated with the various convertible notes, warrants and options issued by the Company to fund its operations while awaiting FDA approval to market the LTK System in the United States.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The level of current product sales is not sufficient to provide enough cash to support the ongoing development and regulatory approval of the LTK System, as well as maintain the Company's basic corporate infrastructure. In order to continue its current level of operations beyond mid-1999 and have sufficient funds to launch the LTK System in the United States, it will be necessary for the Company to obtain additional working capital resources, whether from debt or equity sources. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments or the sale of some of its assets, it may be necessary for the Company to curtail spending or suspend operations in their entirety.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. It is anticipated that all of the Company's reprogramming efforts will be completed by March 31, 1999, allowing adequate time for testing. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have material adverse effects on the Company's business, financial conditions or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in any hedge or derivative financial instrument transactions.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

    NUMBER                           DESCRIPTION
    ------                           -----------
    10.1     Form of Amended and Restated Change of Control Agreement by
             and between the Company and its President and Chief
             Executive Officer(1)
    10.2     Form of Amended and Restated Change of Control Agreement by
             and between the Company and its executive officers (other
             than the President and Chief Executive Officer)(1)
    27       Financial Data Schedule

---------------
(1) Incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 1998 (File No. 0-17816).

B. REPORTS ON FORM 8-K

     The Company filed the following report on Form 8-K during the second quarter of 1998:

   DATE OF FILING      DATE OF REPORT   ITEMS REPORTED
   --------------      --------------   --------------
May 19, 1998            May 19, 1998         5, 7

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

                                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

Date: August 14, 1998,              By:     /s/ C. RUSSELL TRENARY, III

                                       -----------------------------------------
                                         President and Chief Executive Officer

Date: August 14, 1998               By:       /s/ TIMOTHY A. MARCOTTE

                                       -----------------------------------------
                                              Vice President, Finance and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                            DESCRIPTION                               PAGE
    -------                           -----------                           ------------
     10.1     Form of Amended and Restated Change of Control Agreement by
              and between the Company and its President and Chief
              Executive Officer(1)........................................
     10.2     Form of Amended and Restated Change of Control Agreement by
              and between the Company and its executive officers (other
              than the President and Chief Executive Officer)(1)..........
       27     Financial Data Schedule.....................................

---------------
(1) Incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 1998 (File No. 0-17816).