Form 10-Q
period 1998-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1998-11-16
CIK 846771

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                       OR
     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                          COMMISSION FILE NO. 1-10428

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0148208
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 3400 WEST WARREN AVENUE, FREMONT, CALIFORNIA                      94538
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 623-9001
                    47265 FREMONT BLVD, FREMONT, CALIFORNIA
                  (FORMER ADDRESS, CHANGED SINCE LAST REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common stock, $0.001 par value, outstanding as of October 31, 1998: 34,499,002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets -- September 30, 1998
         and December 31, 1997.......................................    1
         Condensed Consolidated Statements of Operations -- Three
         months and Nine months ended September 30, 1998 and 1997....    2
         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended September 30, 1998 and 1997....................    3
         Notes to Condensed Consolidated Financial
         Statements -- September 30, 1998............................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   11

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   12
Item 4.  Submission of Matters to a Vote of Security Holders.........   12
Item 6.  Exhibits and Reports on Form 8-K............................   12
SIGNATURES...........................................................   13

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $  5,783         $  1,958
  Accounts receivable, net..................................         196              312
  Inventories, net..........................................          --              127
  Other current assets......................................         457              140
                                                                --------         --------
          Total current assets..............................       6,436            2,537
  Property and equipment, net...............................         552              204
  Other non-current assets..................................         245              208
                                                                --------         --------
          Total assets......................................    $  7,233         $  2,949
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $    688         $     31
  Accounts payable..........................................         549              284
  Deferred revenues.........................................         160               --
  Accrued payroll and related expenses......................         302              221
  Other accrued expenses....................................       1,010              619
                                                                --------         --------
          Total current liabilities.........................       2,709            1,155
Long-term debt, net of current portion......................       6,867              945
Other long term liabilities.................................         244               --
                                                                --------         --------
          Total liabilities.................................       9,820            2,100
                                                                --------         --------
Stockholders' equity (deficit):
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding.................          --               --
  Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 34,499,000 and 32,308,000 shares issued and
     outstanding at September 30, 1998 and December 31,
     1997, respectively.....................................          34               32
  Additional paid-in capital................................      47,595           38,151
  Deferred compensation.....................................        (219)            (272)
  Accumulated deficit.......................................     (49,997)         (37,062)
                                                                --------         --------
          Total stockholders' equity (deficit)..............      (2,587)             849
                                                                --------         --------
          Total liabilities and stockholders' equity
            (deficit).......................................    $  7,233         $  2,949
                                                                ========         ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
Net revenues.......................................  $   180    $    76    $    504    $ 2,539
Cost of revenues...................................      615        200       1,499      2,159
                                                     -------    -------    --------    -------
          Gross profit.............................     (435)      (124)       (995)       380
Other costs and expenses:
  Engineering and development......................      621        226       1,618        570
  Sales, marketing and regulatory..................      822        413       2,480      2,046
  General and administrative.......................    1,060        704       4,909      2,606
                                                     -------    -------    --------    -------
          Total other costs and expenses...........    2,503      1,343       9,007      5,222
                                                     -------    -------    --------    -------
Loss from operations...............................   (2,938)    (1,467)    (10,002)    (4,842)
Gain on sale of dental assets......................       --         --          --      1,740
Interest income....................................       89         42         289         74
Interest expense...................................     (719)      (132)     (3,222)    (1,080)
                                                     -------    -------    --------    -------
          Net loss.................................  $(3,568)   $(1,557)   $(12,935)   $(4,108)
                                                     =======    =======    ========    =======
          Net loss per share, basic and diluted....  $ (0.10)   $ (0.06)   $  (0.38)   $ (0.15)
                                                     =======    =======    ========    =======
Shares used in calculation of basic and diluted net
  loss per share...................................   34,311     27,932      33,707     27,896
                                                     =======    =======    ========    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................  $(12,935)   $(4,108)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       121        120
     Amortization of deferred compensation..................     2,815         --
     Amortization of debt issuance costs....................       195         --
     Gain on sale of dental assets..........................        --     (1,740)
     Warrant accretion and beneficial conversion features
      associated with 1997 and 1998 Notes...................     2,186        991
     Issuance of common stock for services..................       150         --
     Provision for excess and obsolete inventory............      (161)       210
     Provision for doubtful accounts........................        --        176
     Conversion of accrued interest to notes payable........       403         --
  Changes in assets and liabilities:
     Accounts receivable....................................       116         92
     Inventories............................................       288        120
     Other current assets...................................      (317)        41
     Other non-current assets...............................      (218)        --
     Accounts payable.......................................       265     (1,446)
     Other accrued liabilities and deferred revenues........       632         75
     Other long term liabilities............................       244         --
                                                              --------    -------
Total adjustments...........................................     6,719     (1,361)
                                                              --------    -------
Net cash used in operating activities.......................    (6,216)    (5,469)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................      (469)       (75)
                                                              --------    -------
Net cash used in investing activities.......................      (469)       (75)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations......................       (26)        --
  Issuance of common stock, net of offering costs...........     1,200        256
  Issuance of redeemable convertible notes..................     9,350      3,743
  Proceeds from sale of dental assets.......................        --      4,000
  Costs associated with sale of dental assets...............        --       (411)
  Capitalization of debt issuance costs.....................       (14)        --
                                                              --------    -------
Net cash provided by financing activities...................    10,510      7,588
                                                              --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     3,825      2,044
Cash and cash equivalents at beginning of period............     1,958        647
                                                              --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  5,783    $ 2,691
                                                              ========    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

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

     The condensed consolidated financial data for the three and nine-month periods ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 2. NET LOSS PER COMMON SHARE

     Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and, accordingly, all prior periods have been restated. Basic earnings per share is computed as net income or loss divided by the weighted average number of common shares oustanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 1998 and 1997, common equivalent shares of 6,889,621 and 2,964,124, respectively, have been excluded from the shares used to calculate diluted earnings per share as their effect is anti-dilutive.

 3. REVENUE RECOGNITION

     Revenues are recognized at time of shipment, net of any allowances for future obligations or trade-in rights. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

 4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Raw materials......................................      $ 210           $ 416
Work-in-process....................................         41             167
Finished goods.....................................        235             190
                                                         -----           -----
                                                           486             773
Less reserves......................................       (486)           (646)
                                                         -----           -----
Inventory, net.....................................      $  --           $ 127
                                                         =====           =====

 5. COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company does not have any components of comprehensive income which are excluded from net income for the three and nine months ended September 30, 1998 and 1997 and, as such, no separate statement of comprehensive income has been presented.

 6. ISSUANCE OF REDEEMABLE CONVERTIBLE NOTES

     In January 1998, the Company completed a private placement of convertible notes (convertible into the Company's common stock) with warrants, raising approximately $9,300,000. The promissory notes (the "Primary Notes") are convertible at any time, at the option of the holder. The notes bear a stated interest rate of 12%, payable-in-kind semi-annually (additional convertible notes) and convert at a price of $3.00 per share. The effective interest rate, which includes the amortization of the fair value of the warrants, is approximately 26%. The Primary Notes have a maturity date of January 2001 and the Company has an option to extend the maturity date of the notes for an additional two years for additional warrant consideration. On July 15, 1998, the Company issued additional convertible notes in the amount of approximately $557,000 (the "Secondary Notes") to the holders of the Primary Notes to fulfil its interest obligations pursuant to the terms of the Primary Notes. The Secondary Notes also bear interest at the rate of 12%, payable-in-kind semi-annually and contain the same features as the Primary Notes, including a maturity date of January 2001.

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

     On September 29, 1998, the Company filed a Registration Statement on Form S-2 for the registration of 6,807,915 shares of its common stock, par value $0.001, to be sold by certain stockholders, noteholders and warrantholders of the Company (collectively, the "Selling Securityholders"). The Company will not receive any of the proceeds from the sale of the offered shares by the Selling Securityholders. These shares were acquired by the Selling Securityholders. These shares were acquired by the Selling Securityholders through

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

warrant grants subsequent to October 1997 or an investment in the convertible notes with warrants the Company issued in January 1998.

 7. SALE OF DENTAL ASSETS

     In June 1997, the Company completed the sale of the Company's assets associated with the Company's dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, bearing interest at 8% per annum, with installments of $1,000,000 of principal plus accrued interest and $500,000 of principal plus accrued interest, due in June 2000 and June 2001, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, due to subordination of the Lares Note to Lares' Bank, collection is not reasonably assured and the Company intends to recognize proceeds from the sale and interest on the Lares Note as cash is received.

     Revenues from the dental business were $1,968,000 through June 1997. Cost of revenues were approximately $1,738,000, and operating expenses through June 1997 were $1,980,000. Interest expense and interest income were $11,000 and $10,000 respectively, through June 1997. The operating loss from the dental business and the gain on the sale of the dental business were $1,750,000 and $1,740,000 respectively, in 1997.

 8. FACILITY LEASE

     In July 1998, the Company entered into a sublease for additional office space to accommodate the anticipated growth in the Company's operations. The sublease encompasses a facility of an approximately 55,000 square feet in Fremont, California. The Company is responsible for rent, property taxes and other expenses. The sublease term commenced on August 15, 1998 and is expected to run through April 7, 2004, and the total expected lease payments, excluding operating costs, will total approximately $5,359,000 through this period. The Company currently leases a facility of approximately 10,400 square feet in Fremont, California and the lease expires on this property in January 2001.

 9. NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's 1999 fiscal year, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

10. LITIGATION

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property, the dollar amount of such claim has not yet been determined (Danville Manufacturing, Inc. d.b.a. Danville Engineering v. Sunrise Technologies International, Inc. C98-02123). The Company is vigorously defending against this lawsuit. The Company does not believe that the outcome of this matter will have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance, however, that the Company will prevail in its defense of the claims asserted by Danville.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; the Company's inability to obtain the necessary authorizations from the Food and Drug Administration ("FDA") to enable it to market its products domestically; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described in the Company's 1997 Annual Report on Form 10-K and the Registration Statement on Form S-2 filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

     Since mid-1992, the Company has focused a portion of its efforts on engineering and development of its laser corneal shaping product, known as Laser Thermal Keratoplasty (the "LTK System") for the treatment of refractive errors of the eye, such as hyperopia (farsightedness) and presbyopia. The LTK System, which is based upon patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. and Emmetropix Corporation in 1992, currently is undergoing pre-market clinical studies in the United States for hyperopia and presbyopia, as required by the FDA. The Company expects to file its pre-market approval application ("PMA") with the FDA for approval to sell its LTK System in the United States for hyperopia by the end of the fourth quarter of 1998 and to file its PMA for the treatment of presbyopia in the second half of 1999. The Company expects no significant revenue from this product until the product is approved for sale in the United States. Therefore, the Company expects to continue to have net losses at least through the year the LTK System is approved for sale in the United States. There can be no assurance that the LTK System will be approved for sale in the United States or that the Company will successfully develop or market the LTK System.

     The Company has incurred substantial losses in the past seven years which have seriously depleted its working capital. Sales of its existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of the LTK System. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its common stock and securities convertible into common stock. These private placements raised approximately $15,296,000 in 1994, 1995 and 1996 in new equity for the Company; approximately, $3,700,000, net of offering costs, from the 1997 Notes Placement, and approximately $9,300,000, net of offering costs, from the 1998 Notes Placement.

THIRD QUARTER RESULTS OF OPERATIONS

     Revenues for the three-month period ended September 30, 1998 increased 137% to $180,000 compared to $76,000 for the same period in 1997. This increase was primarily due to increased sales of the LTK Systems internationally in the third quarter of 1998 as compared to the same period in 1997.

     Cost of revenues for the quarter ended September 30, 1998 totaled $615,000, an increase of 208%, compared to $200,000 for the same period in 1997. This increase was primarily due to the underabsorption of manufacturing overhead in connection with the Company's low revenue levels and fully reserved inventory in the third quarter of 1998. The Company had insufficient revenues to cover the costs of its manufacturing operations.

     Engineering and development expenses totaled $621,000 for the three-month period ended September 30, 1998, compared to $226,000 for the same period in 1997, a 175% increase. The increase was primarily due to the increase in expenditures related to the development of the LTK System.

     Sales, marketing and regulatory expenses increased 99% to $822,000 for the three-month period ended September 30, 1998, compared to $413,000 for the same period in 1997. The increase was due primarily to increased marketing and regulatory spending for the ophthalmic products, as the clinical studies have progressed towards the filing of the PMA with the FDA.

     General and administrative expenses were $1,060,000 for the quarter ended September 30, 1998, compared to $704,000 for the same period of 1997. This 51% increase was primarily due to the expenses associated with the NASDAQ NMS filing fee, legal fees, and expenses associated with the annual stockholders meeting.

     Interest income was $89,000 for the three-month period ended September 30, 1998, an increase of 112%, compared to $42,000 for the same period in 1997. The increase was due to higher average balances in the Company's interest bearing accounts.

     Interest expense was $719,000 for the three-month period ended September 30, 1998, compared to $132,000 for the same period in 1997. The increase was due to the interest expense from the convertible promissory notes issued by the Company in January 1998 (the "1998 Notes"), at a stated interest rate of 12% per annum and non-cash interest expense for the fair value of the warrants of the 1998 Notes. The effective interest rate of the notes, which includes the amortization of the fair value of the warrants, is approximately 26%.

     Net loss for the three-month period ended September 30, 1998 was $3,568,000, an increase of 129% compared to $1,557,000 for the same period in 1997. This increase was due to the lack of revenue from the Company's ophthalmic products to offset the expenses associated with the development and regulatory approval of the LTK System and the general expenses associated with the operations of the Company, including the non-cash expenses associated with the various convertible notes, warrants and options issued by the Company to fund its operations while awaiting FDA approval to market the LTK System in the United States.

NINE MONTHS RESULTS OF OPERATIONS

     Revenues for the nine-month period ended September 30, 1998 totaled $504,000 compared to $2,539,000 for the same period in 1997. This decrease was primarily due to the lack of revenues from the dental operations in 1998. The Company sold its dental business in June 1997.

     Cost of revenues for the nine-month period ended September 30, 1998 totaled $1,499,000, compared to $2,159,000 for the same period in 1997. This decrease was primarily due to the lack of cost of revenues of $1,738,000 from the dental business, which was sold in June 1997. The decrease was offset by the increase in manufacturing overhead in the first nine months of 1998. The Company had insufficient revenues to cover the costs of its manufacturing operations.

     Engineering and development expenses totaled $1,618,000 for the nine-month period ended September 30, 1998, compared to $570,000 for the same period in 1997, a 184% increase. The increase was primarily due to the increase in expenditures related to the development of the LTK System.

     Sales, marketing and regulatory expenses increased 21% to $2,480,000 for the nine-month period ended September 30, 1998, compared to $2,046,000 for the same period in 1997. The increase was due primarily to increased marketing and regulatory spending for the ophthalmic products, as the clinical studies have progressed towards the filing of the PMA with the FDA.

     General and administrative expenses were $4,909,000 for the nine-month period ended September 30, 1998, compared to $2,606,000 for the same period of 1997. This 88% increase was primarily due to the expenses associated with the issuance of warrants and stock options to consultants, increased compensation costs for certain executive officers. legal fees , and filing fees with the NASDAQ NMS. Approximately $2,623,000 of the $4,909,000 was attributable to non cash expenses in connection with stock and warrants issued to consultants.

     Gain on sale of dental assets for the nine-month period ended September 30, 1997 of $1,740,000 was due to the cash proceeds of $4,000,000 from the sale, less cost of assets sold and the transfer fee, transaction fees and other costs of approximately $762,000. Approximately $211,000 of the total costs remain unpaid as of September 30, 1998. The Company intends to recognize the gain on the remaining $1,500,000 of the sale price as cash is collected.

     Interest income was $289,000 for the nine-month period ended September 30, 1998, an increase of 291%, compared to $74,000 for the same period in 1997. The increase was due to higher average balances in the Company's interest bearing accounts.

     Interest expense was $3,222,000 for the nine-month period ended September 30, 1998 compared to $1,080,000 for the same period in 1997. The increase was due to the interest expense from the 1998 Notes, at a stated interest rate of 12% per annum, and non-cash interest expense for the fair value of the warrants issued in connection with the promissory notes issued by the Company in the 1997 Notes Placement (the "1997 Notes") and the 1998 Notes, and the placement costs attendant to the 1997 Notes. The effective rates of interest of the 1997 Notes and 1998 Notes, which include the amortization of the fair value of the warrants, are approximately 21% and 26%, respectively.

     Net loss for the nine-month period ended September 30, 1998 of $12,935,000, an increase of 215% compared to $4,108,000 for the same period in 1997. This increase was due to the lack of revenue from the Company's ophthalmic products to offset the expenses associated with the development and regulatory approval of the LTK System and the general expenses associated with the operations of the Company, including the non-cash expenses associated with the various convertible notes, warrants and options issued by the Company to fund its operations while awaiting FDA approval to market the LTK System in the United States.

     Revenues from the dental business were $1,968,000 through June 1997. Cost of revenues were approximately $1,738,000, and operating expenses through June 1997 were $1,980,000. Interest expense and interest income were $11,000 and $10,000 respectively, through June 1997. The operating loss from the dental business and the gain on the sale of the dental business were $1,750,000 and $1,740,000 respectively, in 1997.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The level of current product sales is not sufficient to provide enough cash to support the ongoing development and regulatory approval of the LTK System, as well as maintain the Company's basic corporate infrastructure. In order to continue its current level of operations beyond early 1999 and have sufficient funds to launch the LTK System in the United States, it will be necessary for the Company to obtain additional working capital resources, whether from debt or equity sources. If the Company is unable to obtain additional working capital resources from the placement of debt or equity instruments or the sale of some of its assets, it may be necessary for the Company to curtail spending or suspend operations in their entirety.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $5,783,000 in cash and cash equivalents. The Company's operating activities used $ 6,216,000 in cash during the nine months ended September 30, 1998 and $5,469,000 during the same period in 1997. Substantial portions of the 1997 and 1998 losses were funded with the proceeds of a series of private placements. The 1997 Notes Placement had aggregate net proceeds of approximately $3,700,000 and the 1998 Notes Placement generated aggregate proceeds of approximately $9,300,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at September 30, 1998 amounted to approximately $3,727,000. At December 31, 1997, working capital amounted to approximately $1,382,000. At the Company's current rate of cash expenditures, the Company anticipates that it will be required to raise additional working capital during the second quarter of 1999 to fund operations. Any additional equity or debt offerings will dilute the holdings of the Company's stockholders, however, the potential dilution to the Company's stockholders cannot be determined at this time. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to the Company and its stockholders. If funds are not available to satisfy the Company's short-term and long-term operating requirements, the Company may be required to limit or suspend its operations in their entirety or, under certain circumstances, be forced to seek protection from creditors. The Company's long-term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's 1999 fiscal year, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

YEAR 2000 UPDATE

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

  Y2K Costs

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. It is anticipated that all of the Company's reprogramming efforts will be completed by March 31, 1999, allowing adequate time for testing. As of September 30, 1998, the estimated costs of these reprogramming efforts have been approximately $250,000. It is currently expected that the remaining costs to complete these reprogramming efforts will be less than $100,000. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. These confirmations are expected to be obtained in writing by the Company prior to June 30, 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have material adverse effects on the Company's business, financial condition or results of operations.

  Y2K Risks

     The Company believes that it does not have a Year 2000 problem with its products that have been sold in the past, however, the Company has not performed an extensive review of these systems and is unlikely to be able to complete a review prior to January 1, 2000. In addition, the Company is designing a new product to replace its existing LTK System that is being designed to properly recognize date-sensitive information for the Year 2000 and beyond. Although the Company plans to perform extensive testing of its new product, there can be no assurance that the new system will function properly until it is deployed in the field and subjected to extensive use. Any malfunction of a deployed system could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is not expecting to have a material accounts receivable exposure, or significant amount of revenues with any one customer after December 31, 1999 and therefore, verification of customer Year 2000 compliance is not being pursued by the Company at this time. Any failure to pay in a timely manner, or place orders for the Company's products, by a significant number of individual customers or by a customer with a material accounts receivable balance, due to Year 2000 compliance issues would have material adverse effects on the Company's business, financial condition or results of operations.

  Y2K Contingency Plan

     The Company is currently developing a contingency plan to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement the strategies. This detailed contingency plan is expected to be completed by June 30, 1999.

EURO CONVERSION

     A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the 15 member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legal currencies") and the euro will be established as of that date. The legal currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legal currency.

     The Company does not expect the conversion to the euro will have a material impact on the Company's financial position or results of operations since the majority of the Company's business transactions are recorded in U.S. currency.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in any hedge or derivative financial instrument transactions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property, the dollar amount of such claim has not yet been determined (Danville Manufacturing, Inc. d.b.a. Danville Engineering v. Sunrise Technologies International, Inc. C98-02123). The Company is vigorously defending against this lawsuit. The Company does not believe that the outcome of this matter will have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance, however, that the Company will prevail in its defense of the claims asserted by Danville.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on July 10, 1998.

(b) The meeting involved the election of two new Class II directors. The directors re-elected, and the tabulation of votes as to each of them, were as follows:

                        NAME                            IN FAVOR     WITHHELD
                        ----                           ----------    ---------
Timothy A. Marcotte..................................  28,130,785    3,524,182
Michael S. McFarland, M.D............................  28,161,078    3,493,889

     The Chairman ordered the resolution in favor of election of the above nominees as directors of the Company duly adopted based on the affirmative vote of proxies. The following directors' terms in office continued after the meeting: R. Dale Bowerman; Joseph D. Koenig; and C. Russell Trenary, III.

(c) The meeting involved a vote with respect to the ratification of the appointment of PricewaterhouseCoopers, LLP, as independent accountants for the Company for the year ending December 31, 1998, and votes on such proposal were cast as follows:

   FOR       AGAINST    ABSTAIN   BROKER NON VOTES
----------  ---------   -------   ----------------
29,996,157  1,610,448   48,362          -0-

     Prior to the meeting, the directors of the Company decided to withdraw two proposals from consideration at the Annual Meeting. Such proposals were an amendment to the Company's 1997 Stock Option Plan to increase the number of the Company's shares available for issuance thereunder and an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

    NUMBER                           DESCRIPTION
    ------                           -----------
    10.1     Sublease between Avanti Corporation, as sub-landlord, the
             Company, as sub-tenant, Cirrus Logic, Inc., as sub-landlord,
             Avanti Corporation, as subtenant, Renco Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease facilities at 3400 West Warren Avenue, Fremont,
             California(1)
    27       Financial Data Schedule (For EDGAR Filing Purposes Only)

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

B. REPORTS ON FORM 8-K

   No Form 8-K was filed during this period.

     Items 2, 3, and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUNRISE TECHNOLOGIES
                                          INTERNATIONAL, INC.

Date: November 13, 1998                   By:  /s/ C. RUSSELL TRENARY, III
                                            ------------------------------------
                                            President and Chief Executive
                                              Officer

Date: November 13, 1998                   By:    /s/ TIMOTHY A. MARCOTTE
                                            ------------------------------------
                                            Vice President, Finance and Chief
                                              Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION
------                           -----------
10.1     Sublease between Avanti Corporation, as sub-landlord, the
         Company, as sub-tenant, Cirrus Logic, Inc., as sub-landlord,
         Avanti Corporation, as subtenant, Renco Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease facilities at 3400 West Warren Avenue, Fremont,
         California(1)
27       Financial Data Schedule (For EDGAR Filing Purposes Only)

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)