Form 10-K
period 1998-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1999-03-31
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 1-10428

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0148208
       (STATE OR OTHER JURISDICTION OF                      (I. R. S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

3400 WEST WARREN AVENUE, FREMONT, CALIFORNIA                       94538

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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $369,093,000 as of March 22, 1999.

     The number of shares of the registrant's Common Stock issued and outstanding as of March 22, 1999 was 42,069,901.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of the Company's business activities, including engineering and development, manufacturing, assembly and testing, take place at the Company's facility in Fremont, California. Prior to June 26, 1997, the Company developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry. On June 26, 1997, the Company sold its dental business and assets to Lares Research of Chico, California for $4,000,000 in cash and $1,500,000 in interest-bearing notes due in June 2000 and June 2001.

     Since mid-1992, the Company has focused a significant portion of its efforts on engineering and development of its holmium laser corneal shaping product or process, known as Laser Thermal Keratoplasty (the "LTK System"), for the treatment of refractive error of the eye, such as hyperopia (farsightedness) and presbyopia (age-related loss of near focusing ability). Until late 1998, refractive surgery in the United States, outside of certain clinical studies, was solely for the treatment of myopia. Myopia is a refractive disorder that the Company has not targeted to treat with its LTK System due to the lack of available resources to pursue that market segment and also due to the number of competitors already offering products to treat that condition. The Company saw the treatment of hyperopia and presbyopia as potentially large markets for products based on its technology. These markets were not being well served by other companies with products or potential products for refractive surgery. The combination of these factors led the Company to focus its efforts on hyperopia and presbyopia. The LTK System is based in part on patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. ("Laser Biotech") and Emmetropix Corporation ("Emmetropix") in 1992. See "Products -- LTK System" in this Section.

     The Company has incurred substantial losses in the past seven years, which have seriously depleted its working capital. Sales of its existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of the LTK System. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its Common Stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity for the Company, approximately $3,700,000 in the form of promissory notes with warrants in 1997 (the "1997 Notes Placement"), approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), approximately $11,800,000, net of offering costs, from the sale of Common Stock in December 1998 (the "1998 Equity Offering") and $10,000,000, net of offering costs, in the form of promissory notes with warrants in January 1999 (the "1999 Notes Placement").

     The Company was incorporated in 1987 under the laws of the State of California and was reincorporated in 1993 under the laws of the State of Delaware.

PRODUCTS

  LTK System

     In April 1992, the Company acquired Laser Biotech through a merger of a wholly-owned subsidiary of the Company with Laser Biotech (the "Merger"). Laser Biotech was founded in 1986 by Bruce J. Sand, M.D., FACS, to research and develop a precision laser instrument for eye surgery. In connection with the Merger, the Company also acquired certain patent and patent applications held by Dr. Sand covering a patented technique for reshaping the cornea using a laser. The LTK System alters the shape of the cornea to correct refractive disorders such as hyperopia and presbyopia without removing corneal tissue. The procedure employs a laser to shrink, selectively, the collagen in the cornea, changing the curvature of the cornea and thereby changing the refractive power of the eye. By comparison, excimer laser systems for corneal reshaping developed by Summit Technologies, Inc. ("Summit") and VISX, Inc. ("VISX") remove parts of the cornea to achieve changes in refraction. Laser Biotech conducted pre-clinical studies to gain preliminary information on the efficacy and safety of the product, which resulted in positive indications that the LTK System could be applied successfully and safely to correct certain refractive error.

     In May 1992, the Company acquired substantially all of the in-process technology of Emmetropix, including an assignment of certain patent applications and related technology from an Emmetropix shareholder which the Company believes may be useful in the further development of the LTK System.

     The Company received an Investigational Device Exemption ("IDE") from the Food and Drug Administration (the "FDA") to begin Phase I clinical trials of the LTK System on human subjects in the first quarter of 1992. Phase I trials commenced in June 1992 using a prototype LTK System designed and developed by the Company. The Company completed Phase I of the clinical work for the LTK System and filed its results with the FDA in June 1993. In September 1993, the Company received clearance to begin Phase IIa clinical trials for the treatment of hyperopia. The trials were conducted at the Doheny Eye Institute at the University of Southern California and Baylor University and were completed in November 1994. On September 5, 1996, the FDA authorized the Company to treat an additional 100 subjects at five United States locations in a continuation of Phase IIa clinical trials using a treatment algorithm developed by the Company in the course of the initial Phase IIa clinical trials and in the course of studies conducted by ophthalmologists in Mexico, Germany, Belgium, Italy and Canada. On March 31, 1997, the Company added three new investigators to its Phase IIa clinical study for hyperopia. On July 18, 1997, the Company received FDA approval to treat the fellow eye of patients who had one eye treated as part of the clinical trial for hyperopia six months after the first eye was treated. On August 7, 1997, the Company received approval from the FDA to treat an additional 100 patients as part of its Phase IIa clinical trial for hyperopia, bringing the total patients approved for treatment to 228.

     On November 19, 1997, the Company completed enrollment in its Phase IIa clinical trial for hyperopia and also received approval to begin Phase III of its clinical trial for hyperopia with an additional 200 patients to be treated at the existing eight clinical sites and up to seven additional clinical sites. The Company has added three clinical sites, bringing the total to 11 sites. On February 24, 1998, the Company announced that it had received approval to treat the fellow eye of patients enrolled in its clinical study for hyperopia on the same day, as opposed to the earlier requirement to wait six months before treating fellow eyes. On June 30, 1998, the Company announced that it had completed enrollment for the Phase III investigation, the final phase of the study for treatment of low to moderate hyperopia. As of February 22, 1999, 399 primary eyes and 273 fellow eyes of 399 patients have been treated.

     On October 8, 1997, the Company received approval to re-treat patients in its clinical study. As of February 22, 1999, nine eyes of nine patients have been re-treated.

     On September 25, 1997, the Company received approval to treat 60 patients at four sites for the condition known as presbyopia. Presbyopia is the age-related loss of near vision. The Company's clinical trial will employ a technique known as monovision to treat presbyopia. A patient with presbyopia utilizes one eye primarily for distance vision and the other eye primarily for reading, or near vision. A fifth site was added on March 30, 1998. On October 8, 1998, the Company received approval to treat an additional 20 patients in its expanded clinical trial for presbyopia. As of February 22, 1999, the Company has treated 62 patients under this clinical study.

     On March 12, 1998, the Company announced that it had received approval to initiate a new clinical study to treat patients with the LTK System who were overcorrected after receiving treatment for myopia (nearsightedness) from other companies' excimer laser systems. The Company has treated three eyes of three patients under this clinical study.

     On April 7, 1998, the Company received approval to begin a substudy to investigate treatment of hyperopia between 2.75 to 4.0 diopters using a modified laser nomogram. As of February 29, 1999, 20 eyes of 20 patients have been treated.

     The Company has obtained FDA clearance to export the LTK System to most European countries, Turkey, Saudi Arabia, Canada, Mexico, Brazil, China, Korea, Hong Kong, the Bahamas, South Africa and other countries, although such sales are subject to the individual regulatory authority of each country. Following regulatory approvals, the Company commenced marketing the LTK System overseas, primarily in Europe, for the treatment of hyperopia and astigmatism in December 1993. To date, international sales of the LTK System have been limited. Revenue in the United States cannot reasonably be expected before the second half of 1999, at the earliest.

     As of February 22, 1999, the Company has treated approximately 757 eyes with the LTK System in its United States clinical trials. On December 14, 1998, the Company submitted its premarket approval application ("PMA") for low hyperopia to the FDA. On January 28, 1999, the FDA determined that the PMA for low hyperopia is suitable for filing. FDA approval, however, is not expected until the second half of 1999, at the earliest. See "Government Regulation" and "Patents and Licenses" in this Section and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The LTK System incorporates the Sun 1000, a holmium laser system, into a delivery system that is built into a standard slit-lamp to perform the LTK procedure. A slit-lamp is a binocular microscope used regularly by ophthalmologists to examine an eye binocularly under high magnification. The LTK System delivers eight simultaneous laser beams disposed in a circle of varying diameter. This system allows for easy alignment on the patient's eye and the delivery of two exposures, each less than two seconds.

  Ophthalmic Laser System for Glaucoma

     In 1990, the Company developed the gLase 210 ophthalmic system (the "gLase 210 system"), a holmium laser system designed to perform a filtering procedure for the treatment of glaucoma. The gLase 210 system is not currently marketed actively in the United States or internationally. Sales of the gLase 210 system have been limited and have never represented more than 11% of the Company's revenues in any year. From 1995 through December 31, 1998, sales of the gLase 210 system resulted in a loss to the Company of approximately $51,000.

GOVERNMENT REGULATION

     The Company's products are subject to significant government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable foreign regulatory agencies. Typically, such standards require products to be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance to the Company to sell its products for routine clinical applications or that the time for the clearance process will not be extensive.

     Devices such as the LTK System may be marketed in the United States only after the FDA has approved a PMA for the device. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly complex and time consuming. The minimum review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days. The Company submitted its PMA with the FDA for approval to sell its LTK System in the United States for hyperopia on December 14, 1998. The Company has, and will continue, to focus its efforts and limited resources on its technology for the treatment of hyperopia and presbyopia.

     The FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require postmarket testing and surveillance programs to monitor a product's effects. All of the Company's products will require regulatory approval from the FDA. There can be no assurance that the appropriate approvals from the FDA will be granted for the Company's products, that the process to obtain such approvals will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, will prevent the Company from commercializing its products as anticipated and will have a material, adverse effect on the business of the Company.

     The Company is also subject to regulation under the provisions of the Food, Drug and Cosmetic Act relating to Product Radiation Control which, among other things, requires laser manufacturers to: (i) file new product and annual reports; (ii) maintain quality control, product testing and sales records; (iii) incorporate certain design and operating features in lasers sold to end-users; and (iv) certify and label each laser sold to conform to all applicable standards for such lasers. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. The FDA's Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.

  Marketing and Sales

     The Company's strategy is to market its products through established medical equipment distributors overseas. In the United States, the Company plans to sell its products through a small direct sales force. The Company has established relationships with distributors in Great Britain, Belgium, France, the Netherlands and South Africa.

     The extent and nature of the Company's marketing efforts are determined by a number of factors, including the number of specialists in the area and the characteristics of the laser applications. The establishment of a successful distributor network requires providing the distributors with sales instruments (brochures, clinical data, research papers, educational videos, etc.). Such marketing efforts are expected to include presentations at conventions and trade shows, customer training by Company personnel and sponsorship of teaching seminars, clinical presentations and research by others. The Company also hires additional marketing and sales consultants from time to time to assist in the introduction of its products.

  Engineering and Development

     The Company's success will depend substantially upon its ability to develop, produce and market innovative new products.

     In 1998, the Company recorded $2,107,000 in engineering and development expenses primarily relating to the LTK System. The Company continues to explore several other types of lasers with varying characteristics in order to find the optimal interactions with tissues in specific medical applications. Since the sale of the Company's dental business and assets in June 1997, to an unaffiliated party, the Company no longer expends any of its funds on the engineering and development of dental laser or other dental products. Clinical testing and sale of the Company's products are subject to obtaining applicable regulatory approvals, of which there can be no assurance. The Company's research and development activities are conducted in-house as well as by outside sources, including consultants and universities.

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

  Production

     The Company manufactures its ophthalmic lasers from parts, components and subassemblies obtained from a number of unaffiliated suppliers, and the Company designs the software incorporated into a microprocessor purchased from an unaffiliated third party. Prototype production and all manufacturing, assembly and testing activities take place at its Fremont, California facility. Although some of the parts and components used by the Company in producing its products are available from multiple sources, the Company currently purchases each of its components from a single source in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company's products. The Company continually evaluates ways to minimize any impact to its business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these key components.

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

     The Company's ophthalmic laser systems have been designed in a modular fashion to facilitate the assembly process. The Company intends to utilize modular design and construction concepts in connection with its future products. The Company will require additional engineering and manufacturing staffing as new products are introduced into the marketplace. Any loss of availability of a key system component could result in a material adverse change to the Company's business, financial conditions and results of operations.

  Potential Liability

     The testing and use of human health care products entail an inherent risk of physical injury to patients and resultant product liability or malpractice litigation. While the Company has obtained product liability coverage in the amount of $5,000,000 with an umbrella policy for an additional $5,000,000, such coverage is limited, and there can be no assurance that such coverage will be sufficient to protect it from all risks to which it may be subject. Those costs of defending a product liability or malpractice action could have a material adverse impact on the Company, even if the Company were to prevail ultimately.

  Patents and Licenses

     In the merger of Laser Biotech into the Company, the Company acquired an issued United States patent and pending United States and foreign patent applications previously assigned to Laser Biotech by Dr. Bruce Sand, the inventor of the patent and founder of Laser Biotech. The issued patent covers a method for using a laser to shrink collagen in the human body, with specific application to the cornea. Since the merger, five more patents filed by Dr. Sand, as the inventor, have been allowed, and have been assigned to the Company. As a result of the Emmetropix acquisition, the Company now has one issued United States patent and one pending European regional patent application based on the issued United States patent, which the Company believes may be useful in further developing its laser thermal Keratoplasty product. In addition, the Company has filed a patent application covering the LTK System it developed to make use of the LTK procedure. The Company owns 22 issued patents on the LTK System and method for shrinking collagen in the United States and internationally, six of which have been assigned for collateral purposes pursuant to the terms of the 1997 Notes Placement. These patents protect the Company's technology while the LTK System is undergoing clinical trials for approval to market the LTK System in the United States and encompass both the apparatus for treatment with the LTK System and the method of shrinking collagen in the cornea. These patents begin to expire in 2009. The Company also has 15 pending patent applications on the LTK System and the method for shrinking collagen in the United States and internationally.

  Competition

     The vision correction industry is subject to intense competition. The significant competitive factors in the industry include price, convenience, success relative to vision correction, acceptance of new technologies, patient satisfaction and government approval. Patients with hyperopia can achieve vision correction with eyeglasses, contact lenses and possibly with other technologies and surgical techniques currently under development, such as corneal implants, human lens replacement, intra-ocular implantable contact lenses and surgery using different types of lasers. The success of any competing alternative to the LTK System for treating hyperopia could have a material adverse effect on the Company's business, financial conditions and results of operations. Most of the Company's competitors have substantially greater financial capabilities for product development and marketing than the Company, which may enable such competitors to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner.

     The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX and Summit are the leading manufacturers of excimer refractive surgical systems. While the Company believes the LTK System offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness, both VISX and Summit have significantly greater financial resources than the Company and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness) and astigmatism. In addition, certain of the Company's competitors, including Summit, have developed LTK devices for the treatment of hyperopia and one of the Company's competitors, VISX, has received FDA approval to treat hyperopia in the United States with its excimer laser. The Company believes its LTK System is superior to those of its competitors and that use of Summit's holmium laser system for LTK may violate certain of the Company's patents. None of the Company's competitors is currently engaged in United States clinical trials to approve their LTK devices for treating hyperopia.

     Neither the Summit excimer laser products nor the Summit LTK devices are currently approved for treating hyperopia in the United States. Further, Summit discontinued its clinical trials for treating hyperopia with its holmium laser system in 1996. However, any alternative treatment offered by VISX or Summit will have a competitive advantage because of the name recognition being created by the current promotion of their excimer laser products for correcting myopia (nearsightedness) using lasers and the fact that VISX and Summit have an established base of customers that are currently using their products.

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

  Export Sales

     In 1998, approximately 98% of the Company's revenues were international as compared to approximately 38% in 1997 and 47% in 1996.

  Backlog

     On December 31, 1998, the Company had a backlog of approximately $32,000, all of which the Company expects to ship to its customers prior to the end of 1999.

  Warranty and Service

     The Company provides a limited warranty on its laser systems. This warranty is limited to 12 months from date of shipment by the Company. The Company provides services to systems out of warranty worldwide for a fee. The Company's laser products include microprocessors and software that perform self-checks upon start-up and during operation. In addition, the systems feature software that allows service personnel to perform diagnostic checks in the field. The Company currently provides support services by telephone to customers with operational and service problems and makes necessary repairs at its plant or at the laser site.

     To date, actual costs incurred related to warranty work have been minimal. In the case of sales by distributors, all product service will be provided by such distributor.

  Employees

     At December 31, 1998, the Company had 36 full-time equivalent employees (including its executive officers); 15 in manufacturing, two in engineering and development, seven in marketing, sales and regulatory, and twelve in administration. In addition, the Company has retained a number of consultants to assist with its product development, regulatory activities and investor relations.

     The Company is primarily dependent upon its engineering and development employees and consultants for the development and improvement of existing and proposed products. The Company's future success will depend in a large part upon its ability to attract and retain highly qualified scientific and management personnel, and its ability to continue to train and retain highly skilled technical and marketing personnel. None of the Company's employees are represented by a labor organization. The Company maintains various benefit plans and has good employee relations.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO REPORT LOSSES IN THE
FUTURE

     We have incurred substantial losses that have depleted our working capital and reduced our stockholders' equity. In addition, we expect that our business will continue to be a significant consumer of cash. Unless and until the FDA approves the domestic sale of the LTK System, our revenues will not be sufficient to cover our operating costs. We filed the PMA for low hyperopia with the FDA on December 14, 1998. On January 28, 1999, the FDA determined that the PMA is suitable for filing. We do not expect FDA approval, however, until the second half of 1999, at the earliest.

     We funded our negative cash flows during 1996, 1997 and 1998 by the sale of additional equity and convertible debt with warrants. At December 31, 1997, cash and cash equivalents for the Company were approximately $1,958,000. At December 31, 1998, after consummation of the 1998 Notes Placement (approximate net proceeds of $9,300,000) and the 1998 Equity Offering (approximate net proceeds of $11,800,000), cash and cash equivalents of the Company were approximately $9,889,000. Notwithstanding the proceeds of the 1999 Notes Placement, we may be required to raise additional working capital during 1999 to fund our activities for late 1999 and beyond. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all. Any additional equity or debt offerings will dilute the holdings of our stockholders.

     We expect to report operating losses during 1999. The losses will come primarily from the expenses of the FDA approval process and underlying clinical studies related to the LTK System. We will not have any domestic revenues from this product line unless and until we obtain the FDA approval. Our international revenues will not be sufficient to cover the cost of the approval process or our general operating expenses.

NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE; ADDITIONAL CAPITAL WILL DILUTE THE HOLDINGS OF OUR STOCKHOLDERS

     Our stockholders have no preemptive rights. If we:

     1. commence a subsequent public or private offering of Common Stock, convertible debt, or Preferred Stock; or

     2. issue Preferred Stock or shares of Common Stock upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration,

our stockholders, who do not participate in any future stock issuance, will experience dilution of their equity investment in the Company. At this time, we cannot determine the potential dilution to our stockholders.

     We cannot assure that additional financing will be available, or if available, that it will be available on terms favorable to our Company and our stockholders. If funds are not available to satisfy our short-term and long-term operating requirements, we may limit or suspend our operations in the entirety or, under certain circumstances, seek protection from creditors. Our recent debt and equity offerings contained terms adverse to our then existing stockholders. We believe that future financing undertaken prior to the commencement of sales of the LTK System in the United States may contain terms that could result in similar or more substantial dilution than that incurred by our stockholders from the 1998 Notes Placement, the 1998 Equity Offering, or the 1999 Notes Placement.

WE MAY NOT CONTINUE TO RECEIVE NECESSARY APPROVAL FROM THE FOOD AND DRUG ADMINISTRATION

     The FDA and similar health authorities in foreign countries extensively regulate our activities. The FDA regulates the LTK System, under the Food, Drug & Cosmetic Act, as a Class III medical device. Class III medical devices must have a PMA approved by the FDA before commercial sales in the United States commence. The PMA process (and underlying clinical studies) is lengthy, the outcome is difficult to predict, and the process requires substantial commitments of our financial resources and our management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK System and other devices. Consequently, delays would impair our ability to generate funds from operations, which in turn would have a material adverse effect on our business, financial condition and results of operations.

     In addition to analyzing the LTK System itself, the FDA may also evaluate public disclosures made by us regarding the LTK System, as part of the review and approval process. In this regard, we received in early September 1998 a letter from the FDA stating that recent press releases contained certain prohibited representations. The FDA did not require us to respond to the letter. We no longer, however, include the items described in the FDA letter in our public disclosures. We submitted our PMA on December 14, 1998 to the FDA, and we received notification from the FDA in a letter dated January 28, 1999 that our application has been accepted for filing.

     We cannot be certain that we will be able to timely obtain, if at all, the required approval of our PMA in the United States for our intended uses of the LTK System, or for any other devices which we may seek approvals or clearances. The FDA will subject us to pervasive and continuing regulation for any products that we manufacture or distribute.

     A new FDA regulation requires disclosure of the financial interests of clinical investigators. This new regulation applies to all new PMAs submitted on or after February 2, 1999. The purpose of this new regulation is to assist the FDA in determining if, and to what extent, the clinical studies supporting a marketing application may have been subject to investigator bias. Some of our current 11 clinical investigators of the

LTK System have financial interests in the Company that meet the threshold for disclosure under this new FDA regulation. It is not possible to predict, however, what impact, if any, the disclosure of these interests would have on the FDA's review of the PMA the Company submitted for the LTK System.

     We received a CE (European Community) mark of approval on our LTK device that allows us to sell the device in these countries. In addition to the CE Mark, however, some foreign countries may require separate individual foreign regulatory clearances. Although we have sold our products in approximately 15 countries, sales of the LTK System require rigorous regulatory approvals before we can sell them in the United States and certain other countries. We cannot assure that we will be able to obtain regulatory clearances for our products in the United States or other foreign markets.

WE DEPEND ON THE LTK SYSTEM AND MARKET ACCEPTANCE OF THAT SYSTEM IS UNCLEAR

     We intend to continue to concentrate our efforts primarily on the development of the LTK System and will be dependent upon the successful development of that system to generate revenues. We have not yet commercially introduced the LTK System in the United States. There can be no assurance that if approved by the FDA, the ophthalmic community or the general population will accept the LTK System as an alternative to existing methods of treating refractive vision disorders. Many ophthalmologists may have already invested significant time and resources in developing expertise in other corrective ophthalmic techniques. Acceptance of the LTK System may be affected adversely by

     - its costs,

     - concerns related to its safety and efficacy,

     - the general resistance to use of laser products on the eye,

     - the effectiveness of alternative methods of correcting refractive vision disorders,

     - the lack of long-term follow-up data, or

     - the possibility of unknown side effects.

     Promotional efforts by suppliers of products or procedures which are alternatives to the LTK System, including eyeglasses, contact lenses and laser and non-laser surgical procedures, may also adversely affect the marketplace for the LTK System. Any failure to achieve broad market acceptance of the LTK System will have a material adverse effect on our business, financial condition and results of operations.

LONG-TERM SAFETY AND EFFICACY DATA IS NOT YET AVAILABLE

     We have developed limited clinical data on the safety and efficacy of the LTK System in correcting hyperopia (farsightedness) and related long-term data. The FDA has not yet determined whether the LTK System will prove to be safe or effective for the predictable and reliable treatment of hyperopia or other common vision problems. Potential complications and side effects reported in studies to date from the use of the LTK System include

     - mild foreign body sensation,

     - temporary increased light sensitivity,

     - modest fluctuations in refractive capabilities during healing,

     - unintended over or under-corrections,

     - regression of effect, and

     - induced astigmatism.

     We cannot assure that long-term safety and efficacy data when collected will be consistent with the clinical trial results previously obtained or will demonstrate that the LTK System can be used safely and successfully to treat hyperopia in a broad segment of the population on a long-term basis.

OUR PRODUCT EMPLOYS PROPRIETARY TECHNOLOGY AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES

     We hold United States process and apparatus patents for the use of holmium lasers in non-destructive cornea shaping. Other parties, however, hold process and apparatus patents relating to shaping the cornea with holmium lasers. Generally, an apparatus patent contains claims to a new and useful machine or device. A process patent generally contains claims to a new and useful process, art, or method, which may include a new use of a known process, machine, manufacture, composition of matter, or material. We believe that we are not infringing on any patents held by others. However, if patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of our holmium laser corneal shaping systems, use of the LTK System, or other procedures. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements. We cannot be certain that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action, or that our patents will afford protection against competitors with similar technology.

     If a court determines that the LTK System infringes, directly or indirectly, a patent in a particular market, the court may enjoin us from making, using and selling such system. Furthermore, we may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms. Alternatively, if a license is not offered or available, we may be required to redesign those aspects of the LTK System held to infringe, directly or indirectly, to avoid such infringement. Any redesign could delay reintroduction of our products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial condition and results of operations.

LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS, OR COSTLY REDESIGN

     Although some of the parts and components used by us in producing our products are available from multiple sources, we currently purchase most of our components from a single source in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of our products. We continually evaluate ways to minimize any impact to our business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these essential components. In addition, a component of the LTK delivery system is possibly covered by a patent owned by the University of Miami or licensed to another party. We believe that we will be able to conclude a satisfactory arrangement with the University of Miami. If, however, we are unable to reach an agreement with the University successfully, we may have no rights to components of the delivery system presently configured in the LTK System. If we are forced to redesign the LTK System, such redesign efforts could be time consuming, expensive, and prolong FDA review. Any loss of availability of an essential system component could result in a material adverse change to our business, financial condition and results of operations.

THE SUCCESS OF COMPETITIVE PRODUCTS COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS

     The vision correction industry is intensely competitive. The significant competitive factors in the industry include

     - price,

     - convenience,

     - success relative to vision correction,

     - acceptance of new technologies,

     - patient satisfaction, and

     - government approval.

     Patients with hyperopia (farsightedness) can achieve vision correction with eyeglasses, contact lenses and possibly with other technologies and surgical techniques currently under development, such as

     - corneal implants,

     - human lens replacement,

     - intra-ocular implantable contact lenses, and

     - surgery using different types of lasers.

     The success of any competing alternative to the LTK System for treating hyperopia could have a material adverse effect on our business, financial condition and results of operations. Most of our competitors have substantially greater financial capabilities for product development and marketing than we do. These financial capabilities enable our competitors to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner.

     The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX and Summit are the leading manufacturers of excimer refractive surgical systems. We believe the LTK System offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness. Both VISX and Summit, however, have significantly greater financial resources than we do and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness) and astigmatism. In addition, certain of our competitors, including Summit, have developed LTK devices for the treatment of hyperopia. Furthermore, one of our competitors, VISX, has received FDA approval to treat hyperopia in the United States with its excimer laser.

     Neither the Summit excimer laser products nor the Summit LTK devices are currently approved for treating hyperopia in the United States. Furthermore, Summit discontinued its clinical trials for treating hyperopia with its holmium laser system in 1996. Any alternative treatment offered by VISX or Summit, however, will have a competitive advantage. They are promoting their excimer laser products for correcting myopia (nearsightedness) using lasers and have established a base of customers that are currently using their products.

DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL TO SUCCEED

     Our principal executive officers have extensive experience in ophthalmic research, development and sales. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations and financial condition.

LOSS OF DENTAL REVENUES

     Before the sale of our dental assets in June 1997, the sale of our dental laser and air abrasive products constituted the majority of our revenues. These sales represented 98% and 69% of our revenues in 1996 and 1997, respectively. By selling the dental assets, we lost a significant source of continued revenue, although the dental assets made a negative contribution to our financial results.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER

     The provisions of

     - our Certificate of Incorporation, as amended;

     - our Bylaws, as amended; and

     - the Delaware General Corporation Law (the Delaware Law) may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, business combination, proxy contest or otherwise. These provisions include

     - charter authorization of "blank check" preferred stock,

     - classification of the Board of Directors,

     - a restriction on the ability of the stockholders to take actions by written consent, and

     - a Delaware Law provision imposing restrictions on business combinations with certain interested parties.

     In addition, we adopted a Stockholder Rights Plan. Under this Plan, each issued and outstanding share of our Common Stock has associated with it one right to purchase a share of our Common Stock from us at a price of $20, subject to adjustment. These Rights will be exercisable if a person or group either:

     1. acquires beneficial ownership of 15% or more of the Company; or

     2. commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Common Stock.

We will be entitled to redeem the Rights at $.001 per Right at any time until ten days following a public announcement that a 15% position has been acquired.

THE FUTURE PRICE OF OUR STOCK CANNOT BE PREDICTED

     Quarterly fluctuations in our operating results, announcements by us or our competitors of technological innovations or new product introductions, and other factors may affect the market price of the Company's Common Stock. If revenue or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on our stock price. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which on occasion have been unrelated to the operating performance of particular companies. Factors not directly related to our performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of our Common Stock.

THE FAILURE OF KEY SUPPLIERS AND OUR PRODUCTS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY AFFECT OUR BUSINESS

     We are aware of the issues associated with computer systems programming code as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex because virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to "00." The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     We are utilizing both internal and external resources to identify, correct or reprogram, and test our systems for Year 2000 compliance. As of December 31, 1998, the estimated costs of these reprogramming efforts have been approximately $250,000. We expect that the remaining costs to complete these reprogramming efforts will be less than $100,000. We anticipate that we will complete all of our reprogramming efforts by July 31, 1999, allowing adequate time for testing. This process includes obtaining confirmations from our primary vendors that they have developed (or are developing) plans to address processing of transactions in the year 2000. We expect to obtain these confirmations in writing prior to June 30, 1999. There can be no assurance, however, that the systems of other companies, on which our systems rely, will also be converted in a timely manner. Moreover, we cannot be certain that any such failure to convert by another company would not have a material adverse effect on our business, financial conditions or results of operations.

     We believe that we do not have a Year 2000 problem with the products we have sold in the past. We have not performed, however, an extensive review of these systems, and we are unlikely to be able to complete a review before January 1, 2000. In addition, we are designing a new product to replace our existing LTK System that will properly recognize date-sensitive information for the year 2000 and beyond. Although we plan to perform extensive testing of our new product, we cannot be certain that the new system will function properly until we deploy it in the field and subject it to extensive use. Any malfunction of a deployed system could have a material adverse effect on our business, financial condition or results of operations.

     We are not expecting to have a material accounts receivable exposure or significant amount of revenues with any one customer after December 31, 1999. Therefore, we are not pursuing verification of customer Year 2000 compliance at this time. Any failure to pay in a timely manner, or place orders for our products, by a significant number of individual customers or by a customer with a material accounts receivable balance, due to Year 2000 compliance issues would have material adverse effects on our business, financial condition or results of operations.

     We are currently developing a contingency plan to evaluate business disruption scenarios, coordinate the establishment of Year 2000 contingency plans and identify and implement the strategies. We expect to complete this detailed contingency plan by June 30, 1999.

ITEM 2. FACILITIES

     The Company leases a 55,000 square foot facility at 3400 West Warren Avenue, Fremont, California, which currently serves as its executive offices and research and production facility. The facility lease expires in April 2004 and requires base payments on average of approximately $79,000 per month, subject to standard pass-throughs and escalations. Management of the Company believes that the facility can accommodate the expected increases in additional headcount and operations activities.

ITEM 3. LEGAL PROCEEDINGS

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. The dollar amount of such claim has not yet been determined (Danville Manufacturing, Inc. d.b.a. Danville Engineering v. Sunrise Technologies International, Inc. C98-02123). The Company is vigorously defending against this lawsuit. The Company does not believe that the outcome of this matter will have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance, however, that the Company will prevail in its defense of the claims asserted by Danville.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

     As of December 31, 1998, there were 667 holders of record of the Company's common stock. Price information for the Company's common stock may be obtained from the Nasdaq National Market System and prior to August 13, 1998, the common stock was traded in the over-the-counter market.

     The table below sets forth the reported high and low bid quotations of the Company's common stock as reported on the OTC Bulletin Board through August 12, 1998 and the reported high and low bid quotations of the Company's common stock as reported on the Nasdaq National Market System from August 13, 1998 to December 31, 1998 for the periods indicated.

                           PRICE FOR COMMON STOCK(1)

                       QUARTER ENDED                           HIGH      LOW
                       -------------                          ------    -----
March 31, 1997..............................................  $ 1.75    $0.75
June 30, 1997...............................................    1.44     0.88
September 30, 1997..........................................    3.94     1.00
December 31, 1997...........................................    5.13     3.13
March 31, 1998..............................................    7.53     2.91
June 30, 1998...............................................   10.38     5.56
September 30, 1998..........................................    8.19     3.91
December 31, 1998...........................................    7.38     3.75

---------------
(1) Bid and ask prices are quoted on the Nasdaq National Market System and the OTC Bulletin Board in increments of 1/32. Certain of the bid and ask prices set forth in this table have been rounded ot the nearest cent.

     The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 22, 1999, the closing price of the common stock as reported on the Nasdaq National Market System was $9.50 per share.

  Dividends

     In the past three years, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain any and all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its Common Stock in the foreseeable future.

  Recent Sales of Unregistered Securities

     In January 1998, the Company completed a private placement of its 12% convertible subordinated pay-in-kind notes due 2000 with warrants, raising approximately $9,350,000. The notes convert into the Company's Common Stock at a conversion price of $3.00 per share and the warrants have an exercise price of $3.00 per share and an expiration date of January 2003. The securities were sold pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), to accredited investors as defined in Rule 501 of Regulation D.

     In December 1998, the Company completed a private placement of approximately $11,800,000 of the Company's Common Stock priced at $3.50 per share. Approximately $6,800,000 of the gross proceeds of the 1998 Equity Offering were paid in cash with the remainder evidenced by promissory notes due on March 15, 1999, of which $1,000,000 is currently outstanding and has not been repaid. The shares of Common Stock were sold to accredited investors pursuant to the requirements of Regulation D under the 1933 Act. The Company has approximately 39 warrant holders of record for its warrants as of March 22, 1999.

     The proceeds of these offerings have been used by the Company for FDA clinical trials, research and development, offsetting negative cash flows and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data derived from the audited financial statements for the years ended December 31, 1994, 1995, 1996, 1997 and 1998.

                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               1994      1995      1996      1997       1998
                                              ------    ------    ------    ------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................  $7,578    $5,294    $5,654    $2,839    $    594
Gross profit................................   1,340     1,637     1,638       293      (1,548)
Operating costs and expenses................   8,257     5,824     7,658     7,368      12,718
(Loss) from operations......................  (6,917)   (4,187)   (6,020)   (7,075)    (14,266)
Gain on sale of dental assets...............      --        --        --     1,740          --
Interest income.............................       7        69        65        99         399
Interest expense............................      --       (12)      (13)   (1,376)     (3,950)
Other expense...............................      --        --        --        (6)         (4)
Net loss....................................  (6,910)   (4,130)   (5,968)   (6,618)    (17,821)
Net loss per share, basic and diluted.......   (0.68)    (0.28)    (0.23)    (0.23)      (0.52)
Shares used in calculation of basic and
  diluted net loss per share................  10,129    14,935    26,414    28,550      34,164
Total assets................................   3,822     6,689     3,741     2,949      11,479
Long term obligations.......................      --        --        --       945       7,703
Total stockholders' equity..................   1,357     4,745     1,272       849         200
Working capital.............................   1,101     4,541     1,073     1,382       6,773

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding disposition of the Company's dental business and assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering and development, manufacturing, assembly and testing take place at our facility in Fremont, California. Prior to June 26, 1997, we developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry.

     Our working capital is seriously depleted due to our substantial losses in the past seven years. Sales of our existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of our holmium laser corneal shaping product or process known as the Laser Thermal Keratoplasty (the "LTK System"). We have been able to raise additional working capital for all aspects of our business through the private placements of our common stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity. We also raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement").

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. At our current rate of cash expenditures, we may raise additional working capital during 1999 to fund operations. We spent approximately $878,000 for capital expenditures in fiscal year 1998. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to us and our stockholders. If funds are not available to satisfy both our short-term and long-term operating requirements, we may be required to limit or suspend our operations in their entirety or, under certain circumstances, be forced to seek protection from creditors. Our long-term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing.

REVENUES

     The Company's revenues have historically been comprised primarily of sales related to its dental products (none in 1998, 69% in 1997 and 98% in 1996). Revenues of $594,000 in 1998 reflect sales of its ophthalmic products. Revenues of $2,839,000 in 1997 reflect sales of the Company's ophthalmic and dental products. Approximately $1,968,000 of 1997 revenues was attributable to the dental business that was sold in June 1997. Approximately 98% of the 1996 revenues was from the dental products. Revenues for the ophthalmic business were $871,000 and $141,000 for 1997 and 1996, respectively.

GROSS PROFITS

     Gross loss margins for 1998 were 260%, and gross profit margins were 10%, and 29% in 1997 and 1996, respectively. The reduction in gross profit in 1998, from the 1997 level, was due to lower product revenues, under-utilization of manufacturing capacity, higher manufacturing overhead and increased inventory reserves in connection with the obsolete ophthalmic products. The major factors contributing to the significant reduction in gross profit margins in 1997 from the 1996 level include lower revenues, under-utilization of manufacturing capacity due to decreased product shipments related to the sale of our dental business in June 1997 and increased reserves for excess and obsolete inventory.

     Management of the Company decided to increase inventory reserves for excess and obsolete inventory during 1998 as certain components included in inventory at year-end were not compatible for use in the re-designed LTK System. In addition, at December 31, 1998, the Company had a surplus of finished LTK Systems of the obsolete design as compared to the anticipated demand for these obsolete systems during the year.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses were $2,107,000, $964,000 and $1,326,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 in engineering and development expenses from 1997 of approximately 119%, was primarily due to the increase in expenditures related to the development of the LTK System. Engineering and development expenses decreased to $964,000 in 1997, an approximately 27% reduction from the 1996 level of expense, principally due to the effect of the sale of the dental business and subsequent elimination of the engineering and development expenses relating to the dental business subsequent to the sale.

SALES, MARKETING AND REGULATORY

     Sales, marketing and regulatory expenses were $3,824,000, $2,718,000 and $3,632,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in sales, marketing and regulatory expenses in 1998 of approximately 41% from the 1997 level was primarily due to costs associated with higher patient enrollment and higher consulting fees in connection with the ongoing clinical studies. The reduction in sales, marketing and regulatory expenses in 1997 from 1996 of approximately 25% was attributable to the elimination of such expenses after the sale of the dental business in June 1997, offset by an increase of 225% in regulatory expenses associated with the Company's expansion of its clinical studies for hyperopia and presbyopia as compared to 1996. In addition, the Company added personnel to its ophthalmic sales and marketing organization during the second half of 1997, an increase in personnel of 79% over 1996, in support of its international sales and international and domestic marketing activities.

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

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $6,787,000, $3,686,000, and $2,700,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in general and administrative expenses in 1998 of approximately 84% compared to the 1997 level was primarily due to the expense related to the fair value of warrants of approximately $2,105,000 granted to consultants in lieu of cash and approximately $1,000,000 of higher compensation costs. The increase in general and administrative expenses for 1997 from 1996 of approximately 37% was primarily due to expenses associated with severance pay for certain officers, nonstatutory option expenses of approximately $949,000 in 1997 and an increase in investor relations expenses.

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

INTEREST INCOME AND EXPENSE

     Interest income was $399,000, $99,000 and $65,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in interest income were primarily due to higher average cash balances in 1998 compared to 1997 and higher average cash balances in 1997 compared to 1996, in the Company's interest bearing accounts.

     Interest expense was $3,950,000, $1,376,000 and $13,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Approximately $2,815,000, or 71%, of the Company's interest expense in 1998 was due to non-cash expenses incurred in connection with the 1997 and 1998 Notes Placement. The fair value of the warrants, the conversion features and the placement costs of such notes were recorded as non-cash interest expense in 1998. The 1997 Notes and 1998 Notes bear a stated interest rate of 5% and 12%, respectively. The effective rate of interest of such notes, which includes the amortization of the fair value of the warrants, is approximately 21% and 26%, respectively.

INCOME TAXES

     At December 31, 1998, 1997 and 1996, all net deferred tax assets computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" have been fully offset by a valuation allowance.

NET LOSSES

     The Company reported losses of $17,821,000, $6,618,000 and $5,968,000 in
1998, 1997 and 1996, respectively. The net loss in 1998 was primarily due to lower product revenues, under-utilization of manufacturing capacity, non-cash expenses associated with amortization of deferred compensation of approximately $2,105,000, warrants issued in connection with the 1997 and 1998 Notes Placement of approximately $2,815,000 and non-statutory stock options expenses of approximately $974,000.

     The net loss in 1997 was due principally to the low level of revenue, excess manufacturing capacity and inventory, the Company's continuing clinical trials for hyperopia and presbyopia, expenses associated with the Company's issuance of convertible debt with warrants and certain non-statutory stock options, and the

Company's need to maintain its basic corporate infrastructure, offset by the gain from the sale of the Company's dental business in June 1997. Although total operating expenses were reduced by 4% from 1996, the reduction was not sufficient to return the Company to profitability in 1997.

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

     The Company expects to report net losses during 1999. The losses will come primarily from the expenses of the FDA approval process, the underlying clinical studies related to the LTK System and the expenses associated with maintaining the Company's basic corporate infrastructure. The Company will not have any material domestic revenues from this product line unless and until FDA approval is obtained. The Company's international revenues are not projected to be sufficient to cover the expenses of maintaining the basic corporate infrastructure and the Company's costs of the continuing clinical trials for hyperopia and presbyopia.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had $9,889,000 in cash and cash equivalents. The Company's operating activities used $8,536,000 in cash during 1998 and $6,774,000 during the same period in 1997. Substantial portions of the 1997 and 1998 losses were funded with the proceeds from the sale of our dental business in June 1997 and from a series of private placements and equity offering. The 1997 Notes Placement and 1998 Notes Placement had aggregate net proceeds of approximately $3,700,000, (gross proceeds of $4,100,000) and $9,350,000, respectively.

     On December 4, 1998, the Company completed a private placement of approximately $11,800,000 of its shares of Common Stock. The subscription price was $3.50 per share, which represents a 20% discount from the average of the closing sale price of the Company's common stock, as reported on the Nasdaq National Market System, on each of the last ten consecutive Nasdaq National Market System trading days in October 1998. Of the total proceeds, $5,000,000 from the 1998 Equity Offering was received in the form of promissory notes due on March 15, 1999 bearing interest at a rate of 9% per annum. Of the $5,000,000 in promissory notes, $1,000,000 is currently outstanding and has not been repaid.

     On January 1, 1999, the Company also raised $10,000,000 by issuing convertible notes and accompanying warrants to purchase common stock. The 1999 Notes are convertible into shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable-in-kind semi-annually (additional convertible notes), and contain certain conversion features. The single purchaser of the 1999 Notes will be required, on the date the Company receives conditional approval from the Ophthalmic Devices panel of the FDA related to the pre-market approval application filed by the Company with the FDA in December 1998 related to the LTK System (the "Panel Approval"), to convert one-half of the principal amount of the 1999 Notes into shares of the Company's common stock at a conversion price of $4.00 per share. The investor will also be required, on the date the Company receives FDA approval to market the LTK System in the United States (the "FDA Approval"), to convert the remaining portion of the 1999 Notes into shares of common stock at a conversion price of $8.00 per share.

     The Company's debt service obligations consist of interest, payable in cash or in-kind, accruing at a rate of 5% per annum on the remaining $762,000 in principal and interest on the 1997 Notes as of December 31, 1998, and 12% per annum on the $10,039,000 of principal and interest on the 1998 Notes as of December 31, 1998. The Company also pays $5,800 per month on leases for computer and office equipment. The warrants issued in connection with the 1998 Notes Placement and 1999 Notes Placement had a fair value of approximately $1.87 and $5.93 per warrant, respectively, at the time of issuance. The fair value of these warrants has been reflected as additional consideration for the convertible notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the convertible notes. This amortization of interest expense associated with the warrants will reduce net income through the term of the 1998 and 1999 Notes, but will have no effect on future cash flows from operations.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at December 31, 1998 amounted to approximately $6,773,000. At December 31, 1997, working capital amounted to approximately $1,382,000. At the Company's current rate of cash expenditures, the Company anticipates that it may be required to raise additional working capital during 1999 to fund operations. The Company spent approximately $878,000 for capital expenditures in calendar year 1998 and expects to spend approximately $1,136,000 for capital expenditures in fiscal year 1999.

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

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. As of December 31, 1998, the estimated costs of these reprogramming efforts have been approximately $250,000. It is currently expected that the remaining costs to complete these reprogramming efforts will be less than $100,000. It is anticipated that all of the Company's reprogramming efforts will be completed by July 31, 1999, allowing adequate time for testing. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. These confirmations are expected to be obtained in writing by the Company prior to June 30, 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations.

     The Company believes that it does not have a Year 2000 problem with its products that have been sold in the past, however, the Company has not performed an extensive review of these systems and is unlikely to be able to complete a review prior to January 1, 2000. In addition, the Company is designing a new product to replace its existing LTK System that is being designed to properly recognize date-sensitive information for the Year 2000 and beyond. Although the Company plans to perform extensive testing of its new product, there can be no assurance that the new system will function properly until it is deployed in the field and subjected to extensive use. Any malfunction of a deployed system could have a material adverse effect on the Company's business, financial conditions or results of operations.

     The Company is not expecting to have a material accounts receivable exposure, or significant amount of revenues with any one customer after December 31, 1999 and, therefore, verification of customer Year 2000 compliance is not being pursued by the Company at this time. Any failure to pay in a timely manner, or place orders for the Company's products, by a significant number of individual customers or by a customer with a material accounts receivable balance, due to Year 2000 compliance issues would have material adverse effects on the Company's business, financial condition or results of operations.

     The Company is currently developing a contingency plan to evaluate business disruption scenarios, coordinate the establishment of Year 2000 contingency plans, and identify and implement the strategies. This detailed contingency plan is expected to be completed by June 30, 1999.

CONVERSION

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the 15 member countries of the European Union have adopted the euro as their common legal currency. Fixed conversion rates between these participating countries' existing currencies (the "Legal Currencies") and the euro were established. The Legal Currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legal currency.

     The Company does not expect the conversion to the euro will have a material impact on the Company's financial position or results of operations since the majority of the Company's business transactions are recorded in U.S. currency.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies.

     The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed.

     The Company anticipates interest on cash balances for 1999 to be approximately $340,000 at an estimated average interest rate of 3%. It is not possible to anticipate the level of interest and the rates past 1999. Changes in interest rates have no impact on our debt as all notes are at fixed interest rates between 5% and 12%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years ended December 31, 1998, 1997 and 1996 and the notes thereto appear beginning at page 27.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 9, 1997, the Company dismissed Ernst & Young LLP ("E&Y") as its independent accounting firm. E&Y's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, however, the report was modified to include an explanatory paragraph with respect to the Company's ability to continue as a going concern. During the Company's 1995 and 1996 fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was recommended and approved by the Audit Committee of the Company's Board of Directors.

     On December 10, 1997, the Company engaged Coopers & Lybrand LLP ("C&L"), now known as PricewaterhouseCoopers LLP, as the new independent accountant to audit the Company's financial state-ments. During the Company's 1995 and 1996 fiscal years and the subsequent interim period prior to engaging C&L, the Company had not consulted C&L regarding either: (i) the applications of accounting principles to a specified transactions, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided that C&L concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(l)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Directors and Executive Officers" located in the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders on April 30, 1999 (the "1998 Annual Meeting Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the 1998 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owner's and Management" in the 1998 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the 1998 Annual Meeting Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following documents are filed as part of this report:

                                                                PAGE IN THIS
                                                              ANNUAL REPORT ON
                                                                 FORM 10-K
                                                              ----------------
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................         25
Report of Ernst & Young LLP, former Independent Auditors....         26
Consolidated Balance Sheets -- December 31, 1998 and 1997...         27
Consolidated Statements of Operations*......................         28
Consolidated Statement of Stockholders' Equity*.............         29
Consolidated Statements of Cash Flows*......................         30
Notes to Consolidated Financial Statements..................         31
Schedule II -- Valuation and qualifying accounts............         43

*For the years ended December 31, 1998, 1997 and 1996

     All other schedules have been omitted as they are not required, not applicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

    EXHIBIT                            DESCRIPTION
    -------                            -----------
      2.1      Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
               corporation(6)
      3.1      Certificate of Incorporation, as amended(1)
      3.2      Bylaws(1)
      4        Instruments Defining the Rights of Security Holders
      4.1      Form of 5% Convertible Notes due 1999(7)
      4.2      Form of Security Agreement relating to 5% Convertible Notes due 1999(7)
      4.3      Form of Registration Rights Agreement(7)
      4.4      Form of Warrant issued to Pennsylvania Merchant Group(4)
      4.5      Form of Rights Agreement, dated as of October 24, 1997,
               between the Company and ChaseMellon Shareholder Services,
               L.L.C., as rights agent(8)
      4.6      Form of 12% Subordinated Pay-In-Kind Note Due 2001(9)
      4.7      Form of Registration Rights Agreement(9)
      4.8      Form of 5% Convertible Subordinated Pay-In-Kind Note due
               2001(13)
      4.9      Form of Warrant for the Purchase of Common Stock(13)
      4.10     Form of Registration Rights Agreement(13)
     10.1      Lease Agreement with Bayside Spinnaker Partners III, as
               lessor, for the lease of facilities at 47257 Fremont
               Boulevard, Fremont, California, dated July 16, 1991(2)
     10.2      Patent License Agreement between the Company and Patlex
               Corporation dated January 1, 1990(3)
     10.3      Agreement between the Company and the University of Miami,
               Department of Ophthalmology, dated October 28, 1991(2)

    EXHIBIT                            DESCRIPTION
    -------                            -----------
     10.4      Joint Development and Exclusive Manufacturing Agreement
               dated April 17, 1993 between the Company and Danville
               Engineering, Inc.(1)
     10.5      Settlement Agreement between the Company and American Dental
               Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
     10.6      License Agreement between the Company and American Dental
               Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
     10.7      Settlement Agreement between the Company and American Dental
               Technologies, dated July 30, 1996
    *10.8      Form of Indemnification Agreement between the Company and
               each of its officers and directors(3)
    *10.9      1988 Stock Option Plan, as amended(5)
    *10.10     Employment Agreement, entered into between the Company and
               Joseph W. Shaffer, dated April 5, 1989(5)
     10.11     Form of U.S. Note and Warrant Purchase Agreement relating to the Regulation D private placement of 5% convertible notes due 1999 and warrants in February and March 1997
     10.12     Form of Offshore Note and Warrant Purchase Agreement
               relating to the Regulation S private placement of 5%
               convertible notes due 1999 and warrants in March 1997
    *10.13     Form of Change of Control Agreement by and between the
               Company and its President and Chief Executive Officer(8)
    *10.14     Form of Change of Control Agreement by and between the
               Company and its executive officers (other than the President and Chief Executive Officer)(8)
    *10.15     Form of Indemnification Agreement by and between the Company and its executive officers(8)
     10.16     Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
               Subordinated Pay-In-Kind Notes Due 2001 and accompanying
               Warrants in January 1998(9)
    *10.17     Form of Amended and Restated Change of Control Agreement by
               and between the Company and its President and Chief
               Executive Officer(11)
    *10.18     Form of Amended and Restated Change of Control Agreement by
               and between the Company and its executive officers (other
               than the President and Chief Executive Officer)(11)
     10.19     Lease Agreement with Bayside Spinnaker Partners III, as
               lessor, for the lease of facilities at 47265 Fremont
               Boulevard, Fremont, California, dated January 23, 1998(10)
     10.20     Sublease between Avant! Corporation, as sub-sublandlord, the
               Company, as sub-subtenant, Cirrus Logic, Inc., as
               sublandlord, Avant! Corporation, as subtenant, Renco
               Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
               Avenue, Fremont, Califonia(12)
     10.21     Form of Note and Warrant Purchase Agreement(13)
    *10.22     The 1999 Long-Term Equity Compensation Plan
     21.1      Subsidiaries of the Company
     22        Power of Attorney (included on the signature pages to this
               Form 10-K)

    EXHIBIT                            DESCRIPTION
    -------                            -----------
     23.1      Consent of PricewaterhouseCoopers LLP, Independent
               Accountants
     23.2      Consent of Ernst & Young LLP, former Independent Auditors
     27        Financial Data Schedule

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

 (6) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428)

 (7) Incorporated by reference from the registrant's Current Report on Form 8-K dated March 12, 1997 (File No. 0-17816)

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K dated October 24, 1997 (File No. 0-17816)

 (9) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 26, 1998 (File No. 0-17816)

(10) Incorporated by reference from the registrant's Annual Report of Form 10-K for the year ended December 31, 1997 (File No. 0-17816)

(11) Incorporated by reference from the registrant's Current Report on Form 8-K dated May 8, 1998 (File No. 0-17816)

(12) Incorporated by reference from the registrant's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

(13) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 1, 1999 (File No. 1-10428)

(14) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated March 2, 1999 (File No. 333-73211).

REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated December 4, 1998 to report the completion of a private placement of approximately $11,800,000 of the Company's common stock priced at $3.50 per share, approximately $6,800,000 of which was paid in cash with the remainder evidenced by promissory notes due on March 15, 1999.

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Sunrise Technologies International, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sunrise Technologies International, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of Sunrise Technologies International, Inc. for the year ended December 31, 1996, were audited by other auditors, whose report, dated March 10, 1997, included an explanatory paragraph that described substantial doubt as to the Company's ability to continue as a going concern.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 19, 1999

            REPORT OF ERNST & YOUNG LLP, FORMER INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sunrise Technologies International, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 of Sunrise Technologies International, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sunrise Technologies International, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

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

                                          ERNST & YOUNG LLP

Palo Alto, California
March 10, 1997

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $  9,889     $  1,958
  Accounts receivable, net of allowance of $11 and $84 in
     1998 and 1997..........................................       135          312
     Inventories, net.......................................        11          127
     Prepaid and other expenses.............................       314          140
                                                              --------     --------
  Total current assets......................................    10,349        2,537
  Property and equipment, net...............................       900          204
  Other non-current assets..................................       230          208
                                                              --------     --------
          Total assets......................................  $ 11,479     $  2,949
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    730     $     31
  Accounts payable..........................................       694          284
  Accrued liabilities.......................................     2,152          840
                                                              --------     --------
Total current liabilities...................................     3,576        1,155
Notes payable and other long-term liabilities...............     7,703          945
                                                              --------     --------
Total liabilities...........................................    11,279        2,100
                                                              --------     --------
Commitments and Contingencies (Note 3)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
     authorized, none issued or outstanding
  Common stock, $0.001 par value; 75,000,000 shares
     authorized, 38,160,720 and 32,307,990 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................        38           32
  Additional paid-in-capital................................    60,087       38,151
  Notes receivable for common stock.........................    (5,000)          --
  Deferred compensation.....................................       (42)        (272)
  Accumulated deficit.......................................   (54,883)     (37,062)
                                                              --------     --------
          Total stockholders' equity........................       200          849
                                                              --------     --------
          Total liabilities and stockholders' equity........  $ 11,479     $  2,949
                                                              ========     ========

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998           1997          1996
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................................   $    594       $ 2,839       $ 5,654
Cost of revenues............................................      2,142         2,546         4,016
                                                               --------       -------       -------
Gross profit................................................     (1,548)          293         1,638
                                                               --------       -------       -------

Other costs and expenses:
  Engineering and development...............................      2,107           964         1,326
  Sales, marketing and regulatory...........................      3,824         2,718         3,632
  General and administrative................................      6,787         3,686         2,700
                                                               --------       -------       -------
Total other costs and expenses..............................     12,718         7,368         7,658
                                                               --------       -------       -------
Loss from operations........................................    (14,266)       (7,075)       (6,020)
Gain on sale of dental assets...............................         --         1,740            --
Interest income.............................................        399            99            65
Interest expense............................................     (3,950)       (1,376)          (13)
Other expense, net..........................................         (4)           (6)           --
                                                               --------       -------       -------
Net loss....................................................   $(17,821)      $(6,618)      $(5,968)
                                                               ========       =======       =======
Net loss per share, basic and diluted.......................   $  (0.52)      $ (0.23)      $ (0.23)
                                                               ========       =======       =======
Shares used in calculation of basic and diluted net loss per
  share.....................................................     34,164        28,550        26,414
                                                               ========       =======       =======

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                    COMMON STOCK       ADDITIONAL                  NOTES RECEIVABLE                     TOTAL
                                 -------------------    PAID-IN       DEFERRED        FOR COMMON      ACCUMULATED   STOCKHOLDERS'
                                   SHARES     AMOUNT    CAPITAL     COMPENSATION        STOCK           DEFICIT        EQUITY
                                 ----------   ------   ----------   ------------   ----------------   -----------   -------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1996.....  25,279,716    $25      $29,196           --                --         $(24,476)      $  4,745
Sale of common stock, net of
  offering costs...............   2,333,412      3        2,242           --                --               --          2,245
Exercise of warrants and
  options......................     243,252     --          243           --                --               --            243
Other..........................      12,233     --            7           --                --               --              7
Net loss.......................          --     --           --           --                --           (5,968)        (5,968)
                                 ----------    ---      -------        -----           -------         --------       --------
Balance at December 31, 1996...  27,868,613     28       31,688           --                --          (30,444)         1,272
Issuance of warrants in
  connection with 1997 Notes...          --     --        1,838           --                --               --          1,838
Conversion of 1997 Notes.......   2,902,566      3        2,599           --                --               --          2,602
Exercise of warrants...........   1,270,531      1        1,073           --                --               --          1,074
Exercise of options............     247,913     --          279           --                --               --            279
Issuance of shares in
  connection with the employee
  stock purchase plan..........      18,367     --           15           --                --               --             15
Deferred compensation related
  to stock option grants.......          --     --          659        $(272)               --               --            387
Net loss.......................          --     --           --           --                --           (6,618)        (6,618)
                                 ----------    ---      -------        -----           -------         --------       --------
Balance at December 31, 1997...  32,307,990     32       38,151         (272)               --          (37,062)           849
Issuance of common stock, net
  of offering costs, in
  connection with 1998 Equity
  Offering.....................   3,378,218      3       11,739           --                --               --         11,742
Issuance of warrants in
  connection with 1998 Notes...          --     --        4,283           --                --               --          4,283
Issuance of warrants and stock
  options......................          --     --        2,602          230                --               --          2,832
Conversion of 1997 and 1998
  Notes........................   1,074,043      1        1,221           --                --               --          1,222
Exercise of warrants...........     624,407      1          606           --                --               --            607
Exercise of options............     765,564      1        1,458           --                --               --          1,459
Issuance of shares in
  connection with employee
  stock purchase plan..........      10,498     --           27           --                --               --             27
Issuance of promissory notes in
  connection with 1998 Equity
  Offering.....................          --     --           --           --           $(5,000)              --         (5,000)
Net loss.......................          --     --           --           --                --          (17,821)       (17,821)
                                 ----------    ---      -------        -----           -------         --------       --------
Balance at December 31, 1998...  38,160,720    $38      $60,087        $ (42)          $(5,000)        $(54,883)      $    200
                                 ==========    ===      =======        =====           =======         ========       ========

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(17,821)   $(6,618)   $(5,968)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................       182         77        438
Amortization of deferred compensation.......................     3,477        387         --
Amortization of debt issuance costs.........................       210        150         --
Gain on sale of dental assets...............................        --     (1,740)        --
Warrant accretion and beneficial conversion features
  associated with the 1997 and 1998 Notes...................     2,605      1,066         --
Issuance of common stock for services.......................       150        371         --
Provision for obsolete inventory............................        --        397         --
Provision for doubtful accounts.............................        --        176        115
Conversion of accrued interest to notes payable.............       557         --         --
Changes in assets and liabilities:
  Accounts receivable.......................................       177        (16)       461
  Inventories...............................................       116        233       (837)
  Other current assets......................................      (174)       148        (31)
  Other non-current assets..................................      (218)        --         --
  Accounts payable..........................................       410     (1,302)       489
  Other accrued liabilities.................................     1,151       (258)        36
  Other long-term liabilities...............................       642        155         --
                                                              --------    -------    -------
Total adjustments...........................................     9,285       (156)       671
                                                              --------    -------    -------
Net cash used in operating activities.......................    (8,536)    (6,774)    (5,297)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................      (878)       (98)       (65)
Proceeds from sale of dental assets.........................        --      3,449         --
                                                              --------    -------    -------
  Net cash provided by (used in) investing activities.......      (878)     3,351        (65)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations........................       (33)        (5)        --
Issuance of common stock, net of offering costs.............     8,042        996      2,495
Capitalization of debt issuance costs.......................       (14)      (358)        --
Issuance of redeemable convertible notes, net of issuance
  costs.....................................................     9,350      4,101         --
                                                              --------    -------    -------
  Net cash provided by financing activities.................    17,345      4,734      2,495
                                                              --------    -------    -------
Net increase (decrease) in cash and equivalents.............     7,931      1,311     (2,867)
Cash and cash equivalents at beginning of year..............     1,958        647      3,514
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  9,889    $ 1,958    $   647
                                                              ========    =======    =======

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

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

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all intercompany balances and transactions.

     The Company has incurred significant losses for the last several years and at December 31, 1998 has an accumulated deficit of $54,883,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognized the need for infusion of cash during the period 1998. In January 1998, the Company completed a $9,300,000 private placement of convertible notes with warrants, net of offering costs. The Company also raised approximately $11,800,000 from the sale of common stock in December 1998, and $10,000,000, net of offering costs, in the form of promissory notes with warrants in January 1999. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all.

  Concentration of Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in the United States, U.S. Treasury and U.S. Agency obligations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     The Company's activities are subject to extensive regulation by the Food and Drug Administration ("FDA") and similar health authorities in certain foreign countries. The LTK System is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a PMA by the FDA prior to commercial sale in the United States. The Premarket Approval Application ("PMA") process (and underlying clinical studies) is lengthy, the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK System and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain in a timely manner, if at all, the required PMA in the United States for intended uses of the LTK System, or for any other devices which the Company may seek approvals or clearances.

     Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

     In addition, the introduction of the Company's products in foreign countries may require obtaining both US and foreign individual foreign regulatory clearances in numerous countries. Although the Company's

                               DECEMBER 31, 1998

products have been sold in approximately 15 countries, sales of the LTK System require rigorous regulatory approvals before being sold in the United States and certain other countries. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the United States or foreign markets.

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

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with the Company's bank and money market funds with a maturity from the date of purchase of 90 days or less. As of December 31, 1998 and 1997, the Company did not hold any investments in debt or equity securities.

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory at December 31, consists of:

                                                               1998     1997
                                                              ------    -----
                                                              (IN THOUSANDS)
Raw materials...............................................  $  11     $416
Work-in-process.............................................     20      167
Finished goods..............................................    166      191
                                                              -----     ----
                                                                197      774
Less reserves...............................................   (186)    (647)
                                                              -----     ----
Inventory, net..............................................  $  11     $127
                                                              =====     ====

     Most components used in the Company's laser systems are purchased from outside sources. Although some of the parts and components used by the Company in producing its products are available from multiple sources, the Company currently purchases each of its components from a single source in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesigned of the Company's products.

                               DECEMBER 31, 1998

  Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method for financial reporting over estimated useful lives of one to five years. Depreciation expense for years ended December 31, 1998, 1997 and 1996 were $191,000, $77,000 and $477,000, respectively. Assets under capitalized leases are amortized over the shorter of the term of the lease or their useful lives, and such amortization is included with depreciation expense. Property and equipment at December 31, consists of:

                                                               1998     1997
                                                              ------    ----
                                                              (IN THOUSANDS)
Machinery and equipment.....................................  $  381    $257
Computer equipment..........................................     663     231
Furniture and fixtures......................................      87      27
Leasehold improvements......................................     262      --
                                                              ------    ----
                                                               1,393     515
Less accumulated depreciation and amortization..............    (493)   (311)
                                                              ------    ----
Property and equipment, net.................................  $  900    $204
                                                              ======    ====

  Other Non-current Assets

     Other non-current assets are comprised primarily of the security deposit of approximately $218,000 for the Company's facility, and note placement costs in connection with the 1997 and 1998 Notes Placement. The notes placement costs are being amortized over the life of the notes. The amortization, which is included in interest expense, was $359,000, $149,000 and none for 1998, 1997 and 1996, respectively.

  Accrued Liabilities

     Accrued liabilities consist of:

                                                               1998     1997
                                                              ------    ----
                                                              (IN THOUSANDS)
Accrued payroll and related expenses........................  $  513    $221
Accrued legal...............................................     539      35
Accrued regulatory and clinical expenses....................     456      38
Other accrued expenses......................................     644     546
                                                              ------    ----
                                                              $2,152    $840
                                                              ======    ====

  Computation of Net Loss Per Share

     Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

                               DECEMBER 31, 1998

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                    YEARS ENDED DECEMBER 31,
                                              -------------------------------------
                                                 1998         1997          1996
                                              ----------    ---------    ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS:
Net loss....................................   $(17,821)     $(6,618)     $ (5,968)
Average Common Shares Outstanding...........     34,164       28,550        26,414
                                               ========      =======      ========
Basic EPS...................................   $  (0.52)     $ (0.23)     $  (0.23)
                                               ========      =======      ========
DILUTED EPS:
Net loss....................................   $(17,821)     $(6,618)     $ (5,968)
Average Common Shares Outstanding...........     34,164       28,550        26,414
Convertible Notes, Warrants and Stock
  Options...................................         --           --            --
                                               --------      -------      --------
Total Shares................................     34,164       28,550        26,414
                                               ========      =======      ========
Diluted EPS.................................   $  (0.52)     $ (0.23)     $  (0.23)
                                               ========      =======      ========

     Excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive was 7,199,795 shares in 1998, 7,303,537 common equivalent shares in 1997 and 989,637 shares in 1996.

  Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the market price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For grants of options or warrants to non-employees, compensation expense is measured using the Emerging Issues Task Force ("EITF") 96-18 model and the resulting compensation is deferred and amortized to expense over the vesting period. The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

  Revenue Recognition

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

  Research and Development

     Research and development expenditures are charged to operations as incurred. For the years ended December 31, 1998, 1997 and 1996, the expense was $1,769,000, $362,000 and $0, respectively.

  Advertising and Sales Promotion Costs

     Advertising and sales promotion costs are charged to operations as incurred. For the years ended December 31, 1998, 1997 and 1996, the expense was $612,0000, $200,000 and $434,000, respectively.

                               DECEMBER 31, 1998

  Segment Information

     The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser systems. The Company sells its products to customers in the field of ophthalmology globally. The following is a summary of the Company's geographic operations:

                                                    1998      1997      1996
                                                    -----    ------    ------
                                                         (IN THOUSANDS)
Domestic..........................................  $  11    $1,774    $3,016
Europe............................................     10       314     1,036
Pacific Rim.......................................     --       409     1,602
Canada............................................      3       180        --
South Africa......................................    504       162        --
Other.............................................     66        --        --
                                                    -----    ------    ------
          Total...................................  $ 594    $2,839    $5,654
                                                    =====    ======    ======

     The Company's assets are located in the United States. The Company does not segregate information related to operating income generated by its export sales.

  Comprehensive Income

     The Company has adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the years ended December 31, 1996, 1997 and 1998, there are no material differences between comprehensive income and net income.

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

  New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

  Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                               DECEMBER 31, 1998

 2. TAXES ON INCOME

     Income taxes are recorded under the liability method. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                          1998    1997    1996
                                                          ----    ----    ----
Statutory Rate..........................................  (34)%   (34)%   (34)%
NOL's not benefited which have been reserved............   34%     34%     34%
                                                          ---     ---     ---
                                                            0%      0%      0%
                                                          ===     ===     ===

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 15,200    $ 11,100
     Research credits (expire 2005-2013)...............       950         700
  Other................................................       350         500
                                                         --------    --------
Total deferred tax asset...............................    16,500      12,300
Valuation allowance for deferred tax assets............   (16,500)    (12,300)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $43,100,000 and $15,600,000 respectively. The change in the Company's valuation allowance from 1997 to 1998 was an increase of $4,200,000. The net operating loss and credit carryforwards will expire at various dates through 2018 if not utilized. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets.

     The ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions would limit utilization of the carryforwards should there be a substantial change in the Company's ownership. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 3. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leased certain equipment under a noncancellable capital lease. The cost of assets under capital leases as of December 31, 1998 and 1997 was approximately $103,000 and accumulated amortization applied to assets under capital lease was $34,000 and $8,500 at December 31, 1998 and 1997, respectively. The Company leases certain of its facilities and equipment under noncancellable operating leases. Rent expense was $331,000, $233,000 and $290,000 in 1998, 1997 and 1996, respectively.

                               DECEMBER 31, 1998

     The following is a schedule by year of future minimum lease payments at December 31, 1998:

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
                                                               (IN THOUSANDS)
Year ending December 31,
1999......................................................   $  907        $36
2000......................................................      943         24
2001......................................................      973         --
2002......................................................      990         --
2003......................................................    1,029         --
                                                             ------        ---
Total minimum payments required...........................   $4,842        $60
                                                             ======        ===

  Contingencies

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. The dollar amount of such claim has not yet been determined (Danville Manufacturing, Inc. d.b.a. Danville Engineering v. Sunrise Technologies International, Inc. C98-02123). The Company is vigorously defending against this lawsuit. The Company does not believe that the outcome of this matter will have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance, however, that the Company will prevail in its defense of the claims asserted by Danville.

 4. LONG-TERM DEBT

     In January 1998, the Company completed a private placement of convertible notes (convertible into the Company's common stock) with warrants, raising approximately $9,350,000. The promissory notes (the "Primary Notes") are convertible at any time, at the option of the holder. The notes bear a stated interest rate of 12%, payable-in-kind semi-annually (additional convertible notes) and convert at a price of $3.00 per share. The resulting discount of approximately $779,000 increased the effective interest rate and has been charged to interest expense in 1998. The effective interest rate, which includes the amortization of the fair value of the warrants, is approximately 26%. The Primary Notes have a maturity date of January 2001 and the Company has an option to extend the maturity date of the notes for an additional two years for additional warrant consideration. On July 15, 1998, the Company issued additional convertible notes in the amount of approximately $557,000 (the "Secondary Notes") to the holders of the Primary Notes to fulfill its interest obligations pursuant to the terms of the Primary Notes. The Secondary Notes also bear interest at the rate of 12%, payable-in-kind semi-annually and contain the same features as the Primary Notes, including a maturity date of January 2001.

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

     During 1998, one of the notes was converted into 133,333 shares of common stock and a portion of the warrants associated with this note was converted into 10,000 shares of common stock. As of December 31, 1998, 3,169,164 shares and 1,860,000 shares remained outstanding from the convertible notes and the associated warrants, respectively. During 1998, the Company recorded approximately $1,905,000 as non-cash interest expense and $1,089,000 as interest expense from the 1998 Notes.

                               DECEMBER 31, 1998

     The Company also leases certain equipment under noncancellable capital leases. The cost of equipment under capital leases was $103,000 and accumulated amortization was $34,000 at December 31, 1998.

     The following table summarized information about long-term debt balances as of December 31, as follows:

                                                               1998       1997
                                                              -------    ------
                                                               (IN THOUSANDS)
1997 5% convertible notes...................................  $    --    $4,132
1998 12% convertible notes (including secondary notes)......   10,638        --
Unamortized discount relating to stock warrants.............   (2,385)     (772)
Conversion to common shares.................................     (400)   (2,602)
Accrued interest............................................      531       155
Other.......................................................       49        63
                                                              -------    ------
                                                              $ 8,433    $  976
                                                              =======    ======
Less: current portion of long-term debt.....................     (730)      (31)
                                                              -------    ------
                                                              $ 7,703    $  945
                                                              =======    ======

 5. STOCKHOLDERS' EQUITY

  Common Stock

     In September 1996, the Company completed a private placement of 2,333,412 shares of common stock. In connection with the private placement, the placement agent received warrants to purchase 116,721 shares of common stock with an exercise price of $1.0625 per share, which were exercised in full during 1998.

     In March 1997, the Company completed a private placement of convertible notes with warrants. In connection with this private placement, the placement agent received warrants to purchase 230,756 shares of common stock at an exercise price of $1.00 per share and expiration dates of February and March 2002. In addition, the notes were convertible into 4,615,143 shares and the warrants attached to the notes were convertible into 2,307,572 shares with an exercise price of $1.00 per share and an expiration date of February and March 2002. As of December 31, 1998 certain of the notes were converted into 3,833,000 shares and certain warrants were converted into 1,061,755 shares of common stock. As of December 31, 1998, there remained warrants outstanding convertible into 1,476,573 common shares, including the placement agent warrants, and 782,143 shares convertible from the notes.

     In January 1998, the Company completed a private placement of convertible notes with warrants. The notes are convertible into 3,116,667 shares of common stock and the warrants are convertible into 1,870,000 shares of common stock with an exercise price of $3.00 and an expiration date of January 2003. As of December 31, 1998 certain of the notes were converted into 133,333 shares and certain warrants were converted into 10,000 shares of common stock. On July 15, 1998, accrued interest from the 1998 Notes was converted into Secondary Notes for 185,830 common shares. As of December 31, 1998, there remained warrants outstanding and convertible into 1,860,000 common shares and 3,169,164 shares convertible from the notes.

                               DECEMBER 31, 1998

     As of December 31, 1998, there were warrants outstanding to purchase 3,970,073 shares of common stock, which include 1,860,000 warrants from the 1998 Notes.

  Stock Option Plan

     In 1988, the Company adopted the 1988 Stock Option Plan (the "1988 Plan") under which employees, directors and consultants may be granted incentive or nonstatutory stock options. Under the 1988 Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to stockholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Nonstatutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 25 percent of the shares subject thereto become exercisable one year after the date of grant and 1/36 of the remaining shares subject to the option become exercisable each month thereafter. The 1988 Plan expired in November 1998.

     In 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") under which employees, directors and consultants may be granted incentive or nonstatutory stock options. Under the Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to shareholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Nonstatutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 1/48 of the shares subject to the option become exercisable each month after the grant. The 1997 Plan expires in 2007. Both the 1988 and 1997 Stock Option Plans have a maximum term of 10 years.

     The fair value of each option grant is estimated at the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1998 and 1997:

                                                           1998         1997
                                                         ---------    ---------
Risk-free interest rate................................  5.03%        6.15%
Expected life..........................................  2.5 years    4.8 years
Volatility.............................................  101%         95.5%
Dividend yield.........................................  --           --

                               DECEMBER 31, 1998

     A summary of the Company's option activity as of December 31, 1998, 1997 and 1996 and changes during the year ending on those dates are as follows:

                                                             OUTSTANDING OPTIONS
                                        -------------------------------------------------------------
                                           SHARES
                                        AVAILABLE FOR                                WEIGHTED AVERAGE
                                            GRANT         SHARES      SHARE PRICE     EXERCISE PRICE
                                        -------------    ---------    -----------    ----------------
BALANCE, 12/31/1995...................    1,627,964      1,432,664    $0.91-$2.50         $1.06
Reserved..............................           --
Granted...............................   (1,711,000)     1,711,000    $1.03-$2.87         $1.10
Cancelled.............................      379,974       (379,974)   $0.91-$1.00         $0.99
Exercised.............................           --       (251,252)   $1.00-$1.25         $1.02
                                         ----------      ---------    -----------         ------
BALANCE, 12/31/1996...................      296,938      2,512,438    $0.91-$2.87         $1.09
Reserved..............................    3,000,000
Granted...............................   (2,954,300)     2,954,300    $1.00-$4.44         $2.69
Cancelled.............................      858,370       (858,370)   $0.75-$2.87         $1.18
Exercised.............................           --       (247,913)   $0.75-$1.06         $1.01
                                         ----------      ---------    -----------         ------
BALANCE, 12/31/1997...................    1,201,008      4,360,455    $1.00-$4.44         $2.16
Reserved..............................           --
Granted...............................   (1,080,500)     1,080,500    $3.00-$9.34         $7.47
Cancelled.............................       13,987        (13,987)   $1.00-$4.44         $3.47
Expired...............................      (68,332)
Exercised.............................           --       (769,002)   $0.75-$4.38         $1.37
                                         ----------      ---------    -----------         ------
BALANCE, 12/31/ 1998..................       66,163      4,657,966    $1.00-$9.34         $3.50

     As of December 31, 1998 and 1997, options to purchase 1,872,292 and 1,621,269 shares, respectively, were vested and of those, 1,285,636 and 1,547,571 shares, respectively, were immediately exercisable. The weighted average fair market value of those options granted in 1998, 1997 and 1996 was $2.54, $2.08 and $0.74, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              -------------------------------------   -------------------------------------------
                                              WEIGHTED                                WEIGHTED
                                              AVERAGE      WEIGHTED                   AVERAGE
                                             REMAINING     AVERAGE                   REMAINING        WEIGHTED
                                NUMBER      CONTRACTUAL    EXERCISE     NUMBER      CONTRACTUAL       AVERAGE
                              OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE   LIFE (YEARS)   EXERCISE PRICE
                              -----------   ------------   --------   -----------   ------------   --------------
$1.00-$2.00.................   2,108,000        7.8         $1.14      1,105,968        7.3            $1.07
$2.01-$4.00.................   1,440,466        8.6         $3.89        130,075        8.8            $3.95
$4.01-$6.00.................     106,000        9.5         $4.21         26,075        9.1            $4.15
$6.01-$8.00.................     928,500        9.5         $7.61         12,269        9.4            $7.27
$8.01-$9.34.................      75,000        9.5         $9.17         11,249        9.5            $9.15
                               ---------        ---         -----     ----------        ---            -----
          TOTAL.............   4,657,966        8.4         $3.48      1,285,636        7.5            $1.55
                               =========        ===         =====     ==========        ===            =====

  Employee Stock Purchase Plan

     In June 1992, the Company adopted the 1992 Employee Stock Purchase Plan under which 200,000 shares have been reserved for issuance. Eligible employees may purchase common stock at 85 percent of the lower of the closing price of the stock on the offering date or the exercise date determined by the Board of Directors. Annual purchases are limited to 10 percent of each employee's compensation and 2,000 shares per

                               DECEMBER 31, 1998

employee. There were 69,521 and 59,023 shares issued under the plan as of December 31, 1998 and 1997, respectively.

     Fair market value for the purchase rights issued under the Purchase Plan is determined under the Black-Scholes valuation model using the following assumptions for 1998, 1997, 1996:

                                              1998        1997        1996
                                            --------    --------    --------
Risk-free Interest Rates..................      5.03%       6.15%       5.70%
Expected Life.............................  6 months    6 months    6 months
Volatility................................       101%       95.5%       95.5%
Dividend Yield............................        --          --          --

     The weighted average fair market value of those purchase rights granted in 1998, 1997 and 1996 was $1.07, $0.76 and $0.96, respectively.

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased as follows:

                                                  1998           1997          1996
                                               -----------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported......................   $(17,821)      $(6,618)      $(5,968)
Net loss -- pro forma........................    (20,625)       (7,322)       (6,390)
Net loss per share -- as reported............      (0.52)        (0.23)        (0.23)
Net loss per share -- pro forma..............      (0.60)        (0.26)        (0.24)

  Supplemental Statement of Cash Flows Information

                                                        1998     1997    1996
                                                        -----    ----    ----
                                                           (IN THOUSANDS)
Net cash paid (received) during the year for:
  Interest............................................  $(284)   $13      $5
  Income taxes........................................      5      6       9

 6. EMPLOYEE BENEFIT PLAN

     During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. Contributions by the Company amounted to $16,000, $20,000 and $24,000 in 1998, 1997 and 1996, respectively.

 7. SALE OF DENTAL ASSETS

     In June 1997, the Company completed the sale of the Company's assets associated with its dental laser, air abrasive and composite curing systems (the "Dental Assets") to Lares Research. The purchase price paid for the Dental Assets was $5,500,000, consisting of $4,000,000 in cash paid at closing and $1,500,000 in the form of a promissory note, bearing interest at 8% per annum, with installments of $1,000,000 of principal plus accrued interest and $500,000 of principal plus accrued interest, due in June 2000 and June 2001, respectively (the "Lares Note"). Although the Company anticipates collecting interest and principal on the Lares Note, collection is not reasonably assured due to the subordination of the Lares Note to Lares' bank and the

                               DECEMBER 31, 1998

Company intends to recognize proceeds from the sale and interest on the note as cash is received. The gain on sale of the Dental Assets is comprised as follows:

                                                                  (IN
                                                               THOUSANDS)
                                                              ------------
Cash proceeds from the sale of the dental assets............    $ 4,000
Less: Inventory and equipment sold..........................     (1,498)
  ADT transfer fee..........................................       (275)
  Transaction fees..........................................       (237)
  Other costs...............................................       (250)
                                                                -------
  Gain on sale of dental assets.............................    $ 1,740
                                                                =======

     The Company sold the Dental Assets as of June 1997 and as a consequence, had effectively no revenues or earnings from the Dental Assets during the second half of 1997. Approximately $203,000 of the estimated costs remain unpaid as of December 31, 1998. On a pro-forma basis, the Company had the following revenues and earnings from the dental business during the first half of 1997 and 1996, including the gain on sale of the Dental Assets of $1,740,000 in 1997:

                                                             1997      1996
                                                            ------    -------
                                                             (IN THOUSANDS)
Revenues from dental business.............................  $1,968    $ 5,514
Loss from dental business.................................     (11)    (2,504)

     Revenues from the dental business were $1,968,000 through June 1997. Cost of revenues were approximately $1,738,000 and operating expenses through June 1997 were $1,980,000. Interest expense and interest income were $11,000 and $10,000, respectively, through June 1997. The operating loss from the dental business and the gain on the sale of the dental business were $1,750,000 and $1,740,000, respectively, in 1997.

     Substantially all of the Company's resources to-date were being derived from the dental business. The Company is not expecting significant revenues from ophthalmic sales until the FDA approves the LTK System for sale in the United States.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                                CHARGED
                                                  BALANCE AT   TO COSTS                         BALANCE AT
                                                  BEGINNING       AND                             END OF
                                                  OF PERIOD    EXPENSES    DEDUCTIONS   OTHER     PERIOD
                                                  ----------   ---------   ----------   -----   ----------
                                                                       (IN THOUSANDS)
Year ended December 31, 1996
  Allowance for uncollectible accounts..........     $ 25       $  115       $  --       $--      $  140
  Allowance for inventory.......................     $468       $   --       $(118)      $--      $  350
Year ended December 31, 1997
  Allowance for uncollectible accounts..........     $140       $  176       $(232)      $--      $   84
  Allowance for inventory.......................     $350       $  397       $(100)      $--      $  647
  Allowance for uncollectible notes.............     $ --       $1,500       $  --       $--      $1,500
Year ended December 31, 1998
  Allowance for uncollectible accounts..........     $ 84       $   --       $ (73)      $--      $   11
  Allowance for inventory.......................     $647       $   --       $(461)      $--      $  186

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 30th day of March, 1999.

                                          Sunrise Technologies International,
                                          Inc.

                                          By:  /s/ C. RUSSELL TRENARY, III
                                            ------------------------------------
                                            C. Russell Trenary, III
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     Each of the officers and directors of Sunrise Technologies International, Inc. whose signature appears below hereby constitutes and appoints C. Russell Trenary, III and Eric M. Fogel, and each of them, their true and lawful attorneys-in-fact and agents, with full power and substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment, and each of the undersigned does hereby ratify and confirm all that such attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

/s/ C. RUSSELL TRENARY, III                         President and Chief Executive       March 30, 1999
------------------------------------------------    Officer

/s/ TINA T. HERBERT                                 Acting Vice President, Finance      March 30, 1999
------------------------------------------------    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

/s/ JOSEPH D. KOENIG                                Director and Chairman of the        March 30, 1999
------------------------------------------------    Board

/s/ R. DALE BOWERMAN                                Director                            March 30, 1999
------------------------------------------------

/s/ MICHAEL S. MCFARLAND                            Director                            March 30, 1999
------------------------------------------------

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

     Our report on the consolidated financial statements of Sunrise Technologies International, Inc. is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1998 and 1997 listed in the index of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
February 19, 1999

                               INDEX TO EXHIBITS

    EXHIBIT                            DESCRIPTION
    -------                            -----------
      2.1      Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
               corporation(6)
      3.1      Certificate of Incorporation, as amended(1)
      3.2      Bylaws(1)
      4        Instruments Defining the Rights of Security Holders
      4.1      Form of 5% Convertible Notes due 1999(7)
      4.2      Form of Security Agreement relating to 5% Convertible Notes due 1999(7)
      4.3      Form of Registration Rights Agreement(7)
      4.4      Form of Warrant issued to Pennsylvania Merchant Group(4)
      4.5      Form of Rights Agreement, dated as of October 24, 1997,
               between the Company and ChaseMellon Shareholder Services,
               L.L.C., as rights agent(8)
      4.6      Form of 12% Subordinated Pay-In-Kind Note Due 2001(9)
      4.7      Form of Registration Rights Agreement(9)
      4.8      Form of 5% Convertible Subordinated Pay-In-Kind Note due
               2001(13)
      4.9      Form of Warrant for the Purchase of Common Stock(13)
      4.10     Form of Registration Rights Agreement(13)
     10.1      Lease Agreement with Bayside Spinnaker Partners III, as
               lessor, for the lease of facilities at 47257 Fremont
               Boulevard, Fremont, California, dated July 16, 1991(2)
     10.2      Patent License Agreement between the Company and Patlex
               Corporation dated January 1, 1990(3)
     10.3      Agreement between the Company and the University of Miami,
               Department of Ophthalmology, dated October 28, 1991(2)
     10.4      Joint Development and Exclusive Manufacturing Agreement
               dated April 17, 1993 between the Company and Danville
               Engineering, Inc.(1)
     10.5      Settlement Agreement between the Company and American Dental
               Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
     10.6      License Agreement between the Company and American Dental
               Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
     10.7      Settlement Agreement between the Company and American Dental
               Technologies, dated July 30, 1996
    *10.8      Form of Indemnification Agreement between the Company and
               each of its officers and directors(3)
    *10.9      1988 Stock Option Plan, as amended(5)
    *10.10     Employment Agreement, entered into between the Company and
               Joseph W. Shaffer, dated April 5, 1989(5)
     10.11     Form of U.S. Note and Warrant Purchase Agreement relating to the Regulation D private placement of 5% convertible notes due 1999 and warrants in February and March 1997
     10.12     Form of Offshore Note and Warrant Purchase Agreement
               relating to the Regulation S private placement of 5%
               convertible notes due 1999 and warrants in March 1997
    *10.13     Form of Change of Control Agreement by and between the
               Company and its President and Chief Executive Officer(8)

    EXHIBIT                            DESCRIPTION
    -------                            -----------
    *10.14     Form of Change of Control Agreement by and between the
               Company and its executive officers (other than the President and Chief Executive Officer)(8)
    *10.15     Form of Indemnification Agreement by and between the Company and its executive officers(8)
     10.16     Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
               Subordinated Pay-In-Kind Notes Due 2001 and accompanying
               Warrants in January 1998(9)
    *10.17     Form of Amended and Restated Change of Control Agreement by
               and between the Company and its President and Chief
               Executive Officer(11)
    *10.18     Form of Amended and Restated Change of Control Agreement by
               and between the Company and its executive officers (other
               than the President and Chief Executive Officer)(11)
     10.19     Lease Agreement with Bayside Spinnaker Partners III, as
               lessor, for the lease of facilities at 47265 Fremont
               Boulevard, Fremont, California, dated January 23, 1998(10)
     10.20     Sublease between Avant! Corporation, as sub-sublandlord, the
               Company, as sub-subtenant, Cirrus Logic, Inc., as
               sublandlord, Avant! Corporation, as subtenant, Renco
               Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
               Avenue, Fremont, Califonia(12)
     10.21     Form of Note and Warrant Purchase Agreement(13)
    *10.22     The 1999 Long-Term Equity Compensation Plan
     21.1      Subsidiaries of the Company
     22        Power of Attorney (included on the signature pages to this
               Form 10-K)
     23.1      Consent of PricewaterhouseCoopers LLP, Independent
               Accountants
     23.2      Consent of Ernst & Young LLP, former Independent Auditors
     27        Financial Data Schedule

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

 (6) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428)

 (7) Incorporated by reference from the registrant's Current Report on Form 8-K dated March 12, 1997 (File No. 0-17816)

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K dated October 24, 1997 (File No. 0-17816)

 (9) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 26, 1998 (File No. 0-17816)

(10) Incorporated by reference from the registrant's Annual Report of Form 10-K for the year ended December 31, 1997 (File No. 0-17816)

(11) Incorporated by reference from the registrant's Current Report on Form 8-K dated May 8, 1998 (File No. 0-17816)

(12) Incorporated by reference from the registrant's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

(13) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 1, 1999 (File No. 1-10428)

(14) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated March 2, 1999 (File No. 333-73211)