Form 10-Q
period 1999-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1999-05-14
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-10428

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0148208
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
 3400 W. WARREN AVENUE, FREMONT, CALIFORNIA                        94538
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

Common Stock, $0.001 Par Value -- 42,278,602 outstanding shares as of April 15,
                                     1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                              PAGE
                                                              ----
               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  Consolidated Statements of Operations -- Three months
     ended March 31, 1999 and 1998..........................    1
  Consolidated Balance Sheets -- March 31, 1999 and December
     31, 1998...............................................    2
  Consolidated Statements of Cash Flows -- Three months
     ended March 31, 1999 and 1998..........................    3
  Notes to Consolidated Financial Statements -- March 31,
     1999...................................................    4

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..................    8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................   11

                 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................   12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................   12

SIGNATURES..................................................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................   $    13      $   102
Cost of revenues............................................       384          255
                                                               -------      -------
Gross loss..................................................      (371)        (153)
Other costs and expenses:
  Engineering and development...............................     1,366          482
  Sales, marketing and regulatory...........................     1,378          493
  General and administrative................................     2,423          932
                                                               -------      -------
Total other costs and expenses..............................     5,167        1,907
                                                               -------      -------
Loss from operations........................................    (5,538)      (2,060)
  Interest income...........................................       277          101
  Interest expense..........................................    (3,207)      (1,791)
                                                               -------      -------
Net loss....................................................   $(8,468)     $(3,750)
                                                               =======      =======
Net loss per share, basic and diluted.......................   $ (0.21)     $ (0.11)
                                                               =======      =======
Shares used in calculation of basic and diluted net loss per
  share.....................................................    40,392       33,208
                                                               =======      =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 21,378       $  9,889
  Accounts and other receivables, net.......................       173            135
  Inventories, net..........................................       201             11
  Other current assets......................................       300            314
                                                              --------       --------
          Total current assets..............................    22,052         10,349
  Property and equipment, net...............................     1,129            900
  Other non-current assets..................................       223            230
                                                              --------       --------
          Total assets......................................  $ 23,404       $ 11,479
                                                              ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $     83       $    730
  Accounts payable..........................................       981            694
  Accrued liabilities.......................................     1,857          2,152
                                                              --------       --------
          Total current liabilities.........................     2,921          3,576
Notes payable and other long-term liabilities...............    11,164          7,703
                                                              --------       --------
          Total liabilities.................................    14,085         11,279
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding
  Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 42,102,296 and 38,160,720 shares issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively...........................................        42             38
  Additional paid-in capital................................    74,532         60,087
  Notes receivable from common stock........................    (1,550)        (5,000)
  Deferred compensation.....................................      (354)           (42)
  Accumulated deficit.......................................   (63,351)       (54,883)
                                                              --------       --------
          Total stockholders' equity........................     9,319            200
                                                              --------       --------
Total liabilities and stockholders' equity..................  $ 23,404       $ 11,479
                                                              ========       ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................  $(8,468)   $(3,750)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       89         34
     Amortization of deferred compensation..................      301        586
     Amortization of debt issuance costs....................        7        169
     Warrant accretion and beneficial conversion features
      associated with 1997, 1998 and 1999 Notes.............    2,881        939
     Issuance of common stock for services..................       --        140
     Warrants issued to consultants in lieu of cash.........    1,081        432
     Conversion of accrued interest on notes payable........      578         --
  Changes in assets and liabilities:
     Accounts receivable....................................      (38)       198
     Inventories............................................     (190)       (60)
     Other current assets...................................       14         24
     Accounts payable.......................................      287        193
     Other accrued liabilities..............................     (295)      (332)
     Other long-term liabilities............................     (312)       146
                                                              -------    -------
Total adjustments...........................................    4,403      2,469
                                                              -------    -------
Net cash used in operating activities.......................   (4,065)    (1,281)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................     (318)       (38)
                                                              -------    -------
Net cash used in investing activities.......................     (318)       (38)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations......................       (9)       (12)
  Issuance of common stock, net of offering costs...........    1,881        342
  Issuance of redeemable convertible notes, net of issuance
     costs..................................................   10,000      9,350
  Proceeds from promissory notes............................    4,000         --
  Capitalization of debt issuance costs.....................       --        (14)
                                                              -------    -------
Net cash provided by financing activities...................   15,872      9,666
                                                              -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   11,489      8,347
Cash and cash equivalents at beginning of period............    9,889      1,958
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $21,378    $10,305
                                                              =======    =======

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended March 31, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at March 31, 1999 has an accumulated deficit of $63,351,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognized the need for infusion of cash. The Company raised approximately $10,000,000 net of offering costs, in the form of promissory notes with warrants in January 1999. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all.

2. CONCENTRATION OF RISK

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

     The Company's activities are subject to extensive regulation by the Food and Drug Administration ("FDA") and similar health authorities in certain foreign countries. The Laser Thermal Keratoplasty ("LTK System") is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a PMA by the FDA prior to commercial sale in the United States. The Premarket Approval Application ("PMA") process (and underlying clinical studies) is lengthy, the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK System and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain in a timely manner, if at all, the required PMA in the United States for intended uses of the LTK System, or for any other devices which the Company may seek approvals or clearances.

     Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

     In addition, the introduction of the Company's products in foreign countries may require obtaining both U.S. and foreign individual foreign regulatory clearances in numerous countries. Although the Company's products have been sold in approximately 15 countries, sales of the LTK System require rigorous regulatory

                                  (UNAUDITED)

                                 MARCH 31, 1999

approvals before being sold in the United States and certain other countries. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the United States or foreign markets.

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

3. USE OF ESTIMATES

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

4. NET LOSS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 7,934,417 and 5,381,447 common equivalent shares as of March 31, 1999 and 1998 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

5. REVENUE RECOGNITION

     Revenues are recognized at time of shipment. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

                                  (UNAUDITED)

                                 MARCH 31, 1999

6. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Raw materials........................................    $ 201         $  11
Work-in-process......................................       --            20
Finished goods.......................................      186           166
                                                         -----         -----
                                                           387           197
Less reserves........................................     (186)         (186)
                                                         -----         -----
Inventory, net.......................................    $ 201         $  11
                                                         =====         =====

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

7. INCOME TAXES

     Income taxes are recorded under the liability method. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.

8. ISSUANCE OF 1999 CONVERTIBLE NOTES

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. The 1999 Notes are convertible into shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable-in-kind semi-annually (additional convertible notes), and contain certain conversion features. The single purchaser of the 1999 Notes will be required, on the date the Company receives conditional approval from the Ophthalmic Devices Panel of the FDA related to the pre-market approval application filed by the Company with the FDA in December 1998 related to the LTK System (the "Panel Approval"), to convert one-half of the principal amount of the 1999 Notes into shares of the Company's Common stock at a conversion price of $4.00 per share. The investor will also be required, on the date the Company receives FDA approval to market the LTK System in the United States (the "FDA Approval"), to convert the remaining portion of the 1999 Notes into shares of Common Stock at a conversion price of $8.00 per share.

     Warrants to purchase 148,950 shares of the Company's Common Stock were issued in conjunction with the 1999 Notes with an exercise price of $.01 per share and an expiration date of December 31, 2003. The 1999 Warrants issued had a fair value of approximately $5.93 per Warrant at the time of issuance. The fair value of the 1999 Warrants will be reflected as additional consideration for the 1999 Notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the 1999 Notes.

     The Company recorded approximately $2,500,000 as non-cash expenses associated with the debt financing costs and amortization of deferred compensation of warrants issued in connection with the 1999 financings.

                                  (UNAUDITED)

                                 MARCH 31, 1999

9. LEGAL PROCEEDINGS

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. (Danville Manufacturing, Inc. d/b/a/ Danville Engineering v. Sunrise Technologies International, Inc. C98-02123) The Company entered into a settlement agreement with Danville Engineering on April 21, 1999. Pursuant to this agreement, the Company agreed to pay to Danville $120,000 and assign to Danville a secured promissory note in the principal amount of $1,500,000 issued by Lares Research, a California corporation, in connection with the sale of the Company's dental business on June 26, 1997. The note is subject to offset for certain claims by Lares Research and Danville has a 90 day option either to reject the note and reassign it to the Company, in which event the Company will pay Danville an additional $200,000, or accept the note, in which event the proceeds, less any costs of collection, will be split equally between the Company and Danville.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; the Company's inability to obtain the necessary authorizations from the Food and Drug Administration ("FDA") to enable it to market its products domestically; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     The Company develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering and development, manufacturing, assembly and testing take place at our facility in Fremont, California. Prior to June 26,1997, we developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry.

     Our working capital is seriously depleted due to our substantial losses in the past seven years. Sales of our existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of our holmium laser corneal shaping product or process known as the Laser Thermal Keratoplasty (the "LTK System"). We have been able to raise additional working capital for all aspects of our business through the private placements of our common stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity. We also raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,350,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement").

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. At our current rate of cash expenditures, we may raise additional working capital during 1999 to fund operations. We expect to spend approximately $1,136,000 for capital expenditures in fiscal year 1999. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders and us. If funds are not available to satisfy both our short-term and long-term operating requirements, we may be required to limit or suspend our operations in their entirety or, under certain circumstances, be forced to seek protection from creditors. Our long-term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing.

RECENT DEVELOPMENTS

     On May 10, 1999, the Company announced that senior FDA officials informed the Company that its Premarket Approval ("PMA") application is tentatively scheduled for review at the July 22-23 meeting of the FDA Ophthalmic Advisory Panel. The panel will review the PMA for the LTK System for the treatment of hyperopia (+.75 to +2.50 diopters).

FINANCIAL CONDITION

     As of March 31, 1999, the Company had $21,378,000 in cash and cash equivalents. The Company's operating activities used $4,065,000 in the three months ended March 31, 1999 and used $1,281,000 in cash during the same period in 1998. Substantial portions of the 1998 and 1999 losses were funded with the proceeds of a series of private placements. The 1998 Notes Placement had aggregate net proceeds of approximately $9,350,000 and the 1999 Notes Placement generated aggregate net proceeds of $10,000,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at March 31, 1999 amounted to approximately $19,131,000. At December 31, 1998, working capital amounted to approximately $6,773,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes existing working capital will provide sufficient funds for the Company's planned operations through 1999.

RESULTS OF OPERATIONS

     Revenues of $13,000 for the three month period ended March 31, 1999 represents an 87% decrease from revenues of $102,000 for the same period in 1998. The vast majority of this revenue decline was due to lack of revenue from equipment sales in the first quarter of 1999.

     Costs of revenues and related negative margins for the three-month period ended March 31, 1999 resulted from the underabsorption of manufacturing overhead due to the Company's low revenue levels.

     Engineering and development expenses totaled $1,366,000 for the three month period ended March 31, 1999, compared to $482,000 for the same period in 1998. The increase in engineering and development expenses from 1998 of 183% was primarily due to the increase in consulting fees and expenditures of prototype parts and supplies related to the development of the LTK System and expenditures related to increased headcount.

     Sales, marketing and regulatory costs were $1,378,000 for the three-month period ended March 31, 1999, compared to $493,000 for the same period in 1998. The increase in sales, marketing and regulatory expenses in the first quarter of 1999, of approximately 180%, was due to the increase in marketing efforts to launch the LTK System, higher consulting fees in connection with the ongoing clinical studies and increased headcount in sales, customer support and professional education.

     General and administrative expenses were $2,423,000 for the three-month period ended March 31, 1999, compared to $932,000 for the same period of 1998. The increase of approximately 160% in general and administrative expenses for the three-month period ended March 31, 1999 as compared to the same period in 1998 was primarily due to the expenses associated with the issuance of warrants and stock options to consultants of the Company in lieu of cash, increase in headcount, higher rent and legal expenses. Approximately $1,383,000 of general and administrative expenses in the first quarter of 1999 was from nonstatutory option expenses and expense related to fair value of warrants issued to consultants in lieu of cash as compared to approximately $511,000 of the same expenses in the first quarter of 1998.

     Net interest and other expense for the three month period ended March 31, 1999 of $2,930,000 represents primarily non-cash interest charges pursuant to the 1998 and 1999 Notes Placements and related warrants, compared to $1,690,000 for the same period of 1998. Approximately $2,887,000, or 99%, of the Company's net interest expense was due to non-cash expenses incurred in connection with the 1997, 1998 and 1999 Notes Placement. The fair value of the warrants, the conversion features and the placement costs of such notes are recorded as non-cash interest expense in 1998 and 1999. The 1997 Notes, the 1998 Notes and the 1999 Notes bear a stated interest rate of 5%, 12% and 5%, respectively. The effective rate of interest of such notes, which includes the amortization of the fair value of the warrants, is approximately 21%, 26% and 16%, respectively.

     The net loss for the three-month period ended March 31, 1999 of $8,468,000 was primarily due to the lack of revenue from the ophthalmic products to offset the expenses associated with the development, marketing and regulatory approval of the LTK System and the general expenses associated with the operations of the Company. Approximately $3,969,000, or 47% of the net loss, was primarily attributable to non-cash expenses associated with the January 1999 debt financing costs and warrants issued to consultants in lieu of cash.

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

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to
00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. As of March 31, 1999, the estimated costs of these reprogramming efforts have been approximately $250,000. It is currently expected that the remaining costs to complete these reprogramming efforts will be less than $100,000. It is anticipated that all of the Company's reprogramming efforts will be completed by September 30, 1999, allowing adequate time for testing. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. These confirmations are expected to be obtained in writing by the Company prior to June 30, 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company believes that it does not have a Year 2000 problem with its products that have been sold in the past, however, the Company has not performed an extensive review of these systems and is unlikely to be able to complete a review prior to January 1, 2000. In addition, the Company is designing a new product to replace its existing LTK System to properly recognize date-sensitive information for the Year 2000 and beyond. Although the Company plans to perform extensive testing of its new product, there can be no assurance that the new system will function properly until it is deployed in the field and subjected to extensive use. Any malfunction of a deployed system could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is not expecting to have a material accounts receivable exposure, or significant amount of revenues with any one customer after December 31, 1999 and, therefore, verification of customer Year 2000 compliance is not being pursued by the Company at this time. Any failure to pay in a timely manner, or place orders for the Company's products, by a significant number of individual customers or by a customer with a material accounts receivable balance, due to Year 2000 compliance issues could have material adverse effects on the Company's business, financial condition or results of operations.

     The Company is currently developing a contingency plan to evaluate business disruption scenarios, coordinate the establishment of Year 2000 contingency plans, and identify and implement the strategies. This detailed contingency plan is expected to be completed by June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company anticipates interest on cash balances for 1999 to be approximately $710,000 at an estimated average interest rate of 5%. It is not possible to anticipate the level of interest and the rates past 1999. Changes in interest rates have no impact on our debt as all notes are at fixed interest rates between 5% and 12%.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. (Danville Manufacturing, Inc. d/b/a/ Danville Engineering v. Sunrise Technologies International, Inc. C98-02123) The Company entered into a settlement agreement with Danville Engineering on April 21, 1999. Pursuant to this agreement, the Company agreed to pay to Danville $120,000 and assign to Danville a secured promissory note in the principal amount of $1,500,000 issued by Lares Research, a California corporation, in connection with the sale of the Company's dental business on June 26, 1997. The note is subject to offset for certain claims by Lares Research and Danville has a 90 day option either to reject the note and reassign it to the Company, in which event the Company will pay Danville an additional $200,000, or accept the note, in which event the proceeds, less any costs of collection, will be split equally between the Company and Danville.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
27        Financial Data Schedule

B. REPORTS ON FORM 8-K

     The Company filed the following reports on Form 8-K during the period ended March 31, 1999:

     (a) Report on 8-K dated January 1, 1999 to report the sale of $10,000,000 aggregate principal amount five percent (5%) convertible subordinated pay-in-kind notes due 2001 and accompanying warrants to purchase common stock in a private placement in reliance on Regulation D under the Securities Act of 1933, as amended;

     (b) Report on Form 8-K dated March 10, 1999 to report the termination of Timothy A. Marcotte's employment as Vice President and Chief Financial Officer, and the appointment of Tina T. Herbert as Acting Vice President and Chief Financial Officer, Sylvia Ward as Acting Controller and Phillip E. Meade to direct activities in the Human Resources function; and

     (c) Report on Form 8-K dated March 20, 1999 to report the resignation of Timothy A. Marcotte as a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUNRISE TECHNOLOGIES
                                          INTERNATIONAL, INC.

Date: May 13, 1999                        By:  /s/ C. RUSSELL TRENARY, III

                                            ------------------------------------
                                               President and Chief Executive
                                                           Officer

Date: May 13, 1999                        By:      /s/ TINA T. HERBERT

                                            ------------------------------------
                                               Acting Vice President, Finance
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit
Number                           Description
-------                         -------------
27                         Financial Data Schedule