Form 10-K/A
period 1998-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1999-06-01
CIK 846771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                ----------------

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

                                 Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $430,017,000 as of April 21, 1999.

    The number of shares of the registrant's Common Stock issued and outstanding as of April 21, 1999 was 42,415,838.


                       DOCUMENTS INCORPORATED BY REFERENCE


    Portions of the registrant's definitive proxy statement filed prior to April 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K.


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


    As of February 22, 1999, the Company has treated approximately 757 eyes with the LTK System in its United States clinical trials. On December 14, 1998, the Company submitted its premarket approval application ("PMA") for low hyperopia to the FDA. On January 28, 1999, the FDA determined that the PMA for low hyperopia is suitable for filing. The PMA is scheduled for review at the July 22-23 meeting of the FDA. FDA approval, however, is not expected until the second half of 1999, at the earliest. See "Government Regulation" and "Patents and Licenses" in this Section and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


    Devices such as the LTK System may be marketed in the United States only after the FDA has approved a PMA for the device. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly complex and time consuming. The minimum review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days. The Company submitted its PMA with the FDA for approval to sell its LTK System in the United States for hyperopia on December 14, 1998, and the Company received notification from the FDA in a letter dated January 28, 1999 that its application has been accepted for filing. The PMA is scheduled for review at the July 22-23 meeting of the FDA. The Company has, and will continue, to focus its efforts and limited resources on its technology for the treatment of hyperopia and presbyopia.


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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO REPORT LOSSES IN THE
FUTURE

         We have incurred substantial losses that have depleted our working capital and reduced our stockholders' equity. In addition, we expect that our business will continue to be a significant consumer of cash. Unless and until the FDA approves the domestic sale of our LTK system for performing laser thermal keratoplasty, our revenues will not be sufficient to cover our operating costs. We filed the premarket approval application for low hyperopia with the FDA on December 14, 1998. On January 28, 1999, the FDA determined that the premarket approval application is suitable for filing. The premarket approval application is scheduled for review at the July 22-23 meeting of the FDA. We do not expect FDA approval of our premarket approval application, however, until the second half of 1999, at the earliest.

         We funded our negative cash flows during 1996, 1997 and 1998 by the sale of additional equity and convertible debt with warrants. At December 31, 1997, our cash and cash equivalents were approximately $1,958,000. At December 31, 1998, after consummation of the offering of promissory notes with warrants in January 1998 (approximate net proceeds of $9,300,000) and the sale of common stock in December 1998 (approximate net proceeds of $11,800,000), our cash and cash equivalents were approximately $9,889,000. Notwithstanding the proceeds of the offering of promissory notes with warrants in January 1999, we may be required to raise additional working capital during 1999 to fund our activities for late 1999 and beyond. There can be no assurance that additional funds can be raised on terms acceptable to us, if at all. Any additional equity or debt offerings will dilute the holdings of our stockholders.

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

NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE TO US; ADDITIONAL CAPITAL WILL DILUTE THE HOLDINGS OF OUR STOCKHOLDERS

         Our stockholders have no preemptive rights. If we:

         1. commence a subsequent public or private offering of common stock, convertible debt, or preferred stock; or

         2. issue securities to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration,

our stockholders, who may not participate in any future stock issuance, will experience dilution of their equity investment. At this time, we cannot determine the potential dilution to our stockholders.

         We cannot assure that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders. If funds are not available to satisfy our short-term and long-term operating requirements, we may limit or suspend our operations in the entirety or, under certain circumstances, seek protection from creditors. Our recent debt and equity offerings contained terms adverse to our then existing stockholders, with stock sales prices below the then market price of the common stock, convertible debt issued with interest rates above the prime rate of interest and warrants granted to investors without any substantial cash consideration to the Company. We believe that future financings undertaken prior to the commencement of sales of the LTK system in the United States may contain terms that could result in similar or more substantial dilution than that incurred by our stockholders from the sales of equity and convertible debt with warrants we undertook during 1996, 1997, 1998 and earlier this year.

WE COULD EXPERIENCE SUBSTANTIAL DELAY IN RECEIVING OR MAY NOT RECEIVE THE NECESSARY APPROVAL FROM THE FOOD AND DRUG ADMINISTRATION OF OUR PRE-MARKET APPROVAL APPLICATION FOR OUR LASER THERMAL KEROTOPLASTY SYSTEM.


         The FDA and similar health authorities in foreign countries extensively regulate our activities. The FDA regulates the LTK system under the Food, Drug & Cosmetic Act, as a Class III medical device. Class III medical devices must have a premarket approval application ("PMA") approved by the FDA before commercial sales in the United States commence. The PMA process (and underlying clinical studies) is lengthy, the outcome is difficult to predict and the process requires substantial commitments of our financial resources and our management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK system and other devices. Consequently, delays would impair our ability to generate funds from operations, which in turn would have a material adverse effect on our business, financial condition and results of operations.

         In addition to analyzing the LTK system itself, the FDA may also evaluate our public disclosures regarding the LTK system as part of the review and approval process. In this regard, we received in early September 1998 a letter from the FDA stating that recent press releases contained certain prohibited representations. The FDA did not require us to respond to the letter. We no longer, however, include the items described in the FDA letter in our public disclosures. We submitted our PMA on December 14, 1998 to the FDA, and we received notification from the FDA in a letter dated January 28, 1999 that our application has been accepted for filing. The PMA is scheduled for review at the July 22-23 meeting of the FDA.

         We cannot be certain that we will be able to timely obtain, if at all, the required approval of our PMA in the United States for our intended uses of the LTK system, or for any other devices which we may seek approvals or clearances. The FDA will subject us to pervasive and continuing regulation for any products that we manufacture or distribute.

         A new FDA regulation requires disclosure of the financial interests of clinical investigators. This new regulation applies to all new PMAs submitted on or after February 2, 1999. The purpose of this new regulation is to assist the FDA in determining if, and to what extent, the clinical studies supporting a marketing application may have been subject to investigator bias. Some of our current 11 clinical investigators of the LTK system have financial interests in us that meet the threshold for disclosure under this new FDA regulation. It is not possible to predict, however, what impact, if any, the disclosure of these interests would have on the FDA's review of the PMA we submitted for the LTK system.

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

LONG-TERM SAFETY AND EFFICACY DATA ABOUT OUR PRODUCT IS NOT YET AVAILABLE

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

-        temporary increased light sensitivity,

-        modest fluctuations in refractive capabilities during healing,

-        unintended over or under-corrections,

-        regression of effect, and

-        induced astigmatism.

         We cannot assure that long-term safety and efficacy data when collected will be consistent with the clinical trial results previously obtained or will demonstrate that the LTK system can be used safely and successfully to treat hyperopia in a broad segment of the population on a long-term basis. Should this occur, the FDA may require the Company to conduct further testing of the LTK system, thereby delaying the Company's efforts to generate revenue, or limit the scope of the FDA approval, thereby limiting the market for the LTK system. In addition, should the LTK system result in adverse consequences to patients, we would be exposed to potential product liability and other damage claims. Adequate product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms. Even if a claim is covered by insurance, the cost of defending a product liability, malpractice, negligence or other action and the assessment of damages in excess of insurance coverage, could have a material adverse effect on our business, financial condition and results of operations.

OUR PRODUCT EMPLOYS PROPRIETARY TECHNOLOGY AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES

         We hold United States process and apparatus patents for the use of holmium lasers in non-destructive cornea shaping. Other parties, however, hold process and apparatus patents relating to shaping the cornea with holmium lasers. Generally, an apparatus patent contains claims to a new and useful machine or device. A process patent generally contains claims to a new and useful process, art, or method, which may include a new use of a known process, machine, manufacture, composition of matter, or material. We believe that we are not infringing on any patents held by others. However, if patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of our holmium laser corneal shaping systems, use of the LTK system, or other procedures. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. We cannot be certain that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action, or that our patents will afford protection against competitors with similar technology.

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

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK

         Sales of substantial amounts of our common stock (including shares issued upon exercise of outstanding options and warrants and shares issued upon conversion of convertible notes) in the public market could depress the market price of our common stock. As of April 21, 1999, we had 42,415,838 shares outstanding and 11,397,529 shares reserved for issuance upon exercise of options and warrants or conversion of convertible notes.

LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS, OR COSTLY REDESIGN OF OUR PRODUCT

         Although some of the parts and components used by us in producing our products are available from multiple sources, we currently purchase most of our components from a single source in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of our products. We continually evaluate ways to minimize any impact to our business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these essential components. If we are unable to reach an agreement with the University successfully, we may be forced to redesign the LTK system. Such redesign efforts could be time consuming, expensive and prolong FDA review. Any loss of availability of an essential system component could result in a material adverse change to our business, financial condition and results of operations.

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

         The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX, Inc. and Summit Technologies, Inc. are the leading manufacturers of excimer refractive surgical systems. We believe the LTK system offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness. Both VISX and Summit, however, have significantly greater financial resources than we do and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness) and astigmatism. In addition, certain of our competitors, including Summit, have developed LTK devices for the treatment of hyperopia. Furthermore, one of our competitors, VISX, has received FDA approval to treat hyperopia in the United States with its excimer laser.

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

WE ARE DEPENDENT ON OUR MANAGEMENT AND KEY PERSONNEL TO SUCCEED

         Our principal executive officers and key personnel have extensive experience with our LTK system, the research and development efforts needed to bring the LTK system to market and the development of a marketing and sales program to be utilized in connection with the sales program to be implemented when the necessary FDA approval is received. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could have a material adverse effect on our ability to continue the FDA trials related to the LTK system and subsequent sales and marketing efforts. This could have an adverse impact on our business and related financial condition.

LOSS OF DENTAL REVENUES SEVERELY REDUCED OUR REVENUES

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

THE MARKET PRICE OF OUR STOCK HAS HISTORICALLY BEEN VOLATILE

         The volatility of our common stock imposes a greater risk of capital losses on stockholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder's holdings of our common stock. Factors such as announcements of technological innovations or new products by our competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the LTK system is used, have and may continue to have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market (and in particular the securities of technology companies such as ours) could experience extreme price and volume fluctuations unrelated to operating performance.

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

         We are utilizing both internal and external resources to identify, correct or reprogram, and test our systems for Year 2000 compliance. As of March 31, 1999, the estimated costs of these reprogramming efforts have been approximately $250,000. We expect that the remaining costs to complete these reprogramming efforts will be less than $100,000. We anticipate that we will complete all of our reprogramming efforts by August 31, 1999, allowing adequate time for testing. This process includes obtaining confirmations from our primary vendors that they have developed (or are developing) plans to address processing of transactions in the year 2000. We expect to obtain these confirmations in writing prior to July 31, 1999. There can be no assurance, however, that the systems of other companies, on which our systems rely, will also be converted in a timely manner. Moreover, we cannot be certain that any such failure to convert by another company would not have a material adverse effect on our business, financial conditions or results of operations.

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

         We are currently developing a contingency plan to evaluate business disruption scenarios, coordinate the establishment of Year 2000 contingency plans and identify and implement the strategies. We expect to complete this detailed contingency plan by July 31, 1999.

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

ITEM 3. LEGAL PROCEEDINGS


    Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. (Danville Manufacturing, Inc. d/b/a. Danville Engineering v. Sunrise Technologies International, Inc. C98-02123). The Company entered into a settlement agreement with Danville on April 21, 1999. Pursuant to this agreement, the Company agreed to pay Danville $120,000 and assign to Danville a secured promissory note in the principal amount of $1,500,000 issued by Lares Research, a California corporation, in connection with the sale of the Company's dental business on June 26, 1997. The note is subject to offset for certain claims by Lares Research and Danville has a 90-day option either to reject the note and reassign it to the Company, in which event the Company will pay Danville an additional $200,000, or accept the note, in which even the proceeds, less any costs of collection, will be split equally between the Company and Danville.


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

                            PRICE FOR COMMON STOCK(1)

     QUARTER ENDED                                          HIGH       LOW
     -------------                                         ------     -----
     March 31, 1997 ...................................    $ 1.75     $0.75
     June 30, 1997 ....................................      1.44      0.88
     September 30, 1997 ...............................      3.94      1.00
     December 31, 1997 ................................      5.13      3.13
     March 31, 1998 ...................................      7.53      2.91
     June 30, 1998 ....................................     10.38      5.56
     September 30, 1998 ...............................      8.19      3.91
     December 31, 1998 ................................      7.38      3.75

----------

(1) Bid and ask prices are quoted on the Nasdaq National Market System and the OTC Bulletin Board in increments of 1/32. Certain of the bid and ask prices set forth in this table have been rounded out the nearest cent.

    The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On May 28, 1999, the closing price of the common stock as reported on the Nasdaq National Market System was $13.00 per share.

Dividends

    In the past three years, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain any and all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities


    In January 1998, the Company completed a private placement of its 12% convertible subordinated pay-in-kind notes due 2000 with warrants, raising approximately $9,350,000. The securities were sold pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "1933 Act"), to accredited investors as defined in Rule 501 of Regulation D. The notes were converted into the Company's Common Stock, as of April 22, 1999, at a conversion price of $3.00 per share and the warrants have an exercise price of $3.00 per share and an expiration date of January 2003.


    In December 1998, the Company completed a private placement of approximately $11,800,000 of the Company's Common Stock priced at $3.50 per share. Approximately $6,800,000 of the gross proceeds of the 1998 Equity Offering were paid in cash with the remainder evidenced by promissory notes due on March 15, 1999, of which $1,000,000 is currently outstanding and has not been repaid. The shares of Common Stock were sold to accredited investors pursuant to the requirements of Regulation D under the 1933 Act. The Company has approximately 43 warrant holders of record for its warrants as of May 28, 1999.

    The proceeds of these offerings have been used by the Company for FDA clinical trials, research and development, offsetting negative cash flows and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data derived from the audited financial statements for the years ended December 31, 1994, 1995, 1996, 1997 and 1998.

                                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------
                                               1994          1995          1996          1997          1998
                                             --------      --------      --------      --------      --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues ...........................     $  7,578      $  5,294      $  5,654      $  2,839      $    594
Gross profit ...........................        1,340         1,637         1,638           293        (1,548)
Operating costs and expenses ...........        8,257         5,824         7,658         7,368        12,718
(Loss) from operations .................       (6,917)       (4,187)       (6,020)       (7,075)      (14,266)
Gain on sale of dental assets ..........           --            --            --         1,740            --
Interest income ........................            7            69            65            99           399
Interest expense .......................           --           (12)          (13)       (1,376)       (3,950)
Other expense ..........................           --            --            --            (6)           (4)
Net loss ...............................       (6,910)       (4,130)       (5,968)       (6,618)      (17,821)
Net loss per share, basic and
  diluted ..............................        (0.68)        (0.28)        (0.23)        (0.23)        (0.52)
Shares used in  calculation of basic
  and diluted net loss per share .......       10,129        14,935        26,414        28,550        34,164
Total assets ...........................        3,822         6,689         3,741         2,949        11,479
Long term obligations ..................           --            --            --           945         7,703
Total stockholders' equity .............        1,357         4,745         1,272           849           200
Working capital ........................        1,101         4,541         1,073         1,382         6,773

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

GROSS PROFITS


    Gross loss margins for 1998 were 260%, and gross profit margins were 10%, and 29% in 1997 and 1996, respectively. The reduction in gross profit in 1998, from the 1997 level, was due to lower product revenues, under-utilization of manufacturing capacity and higher manufacturing overhead. The major factors contributing to the significant reduction in gross profit margins in 1997 from the 1996 level include lower revenues, under-utilization of manufacturing capacity due to decreased product shipments related to the sale of our dental business in June 1997 and increased reserves for excess and obsolete inventory.


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

SALES, MARKETING AND REGULATORY


    Sales, marketing and regulatory expenses were $3,824,000, $2,718,000 and $3,632,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in sales, marketing and regulatory expenses in 1998 of approximately 41% from the 1997 level was primarily due to costs associated with higher patient enrollment, approximately 608 patients in 1998 compared to 125 patients in 1997 and higher consulting fees in connection with the ongoing clinical studies. The increased consulting fees of approximately $109,000 from the 1997 level was due primarily to the continued monitor of the ongoing clinical studies. Of the 608 patients enrolled in 1998, approximately 87 were enrolled in new clinical studies established in 1998. The reduction in sales, marketing and regulatory expenses in 1997 from 1996 of approximately 25% was attributable to the elimination of such expenses after the sale of the dental business in June 1997, offset by an increase of 225% in regulatory expenses associated with the Company's expansion of its clinical studies for hyperopia and presbyopia as compared to 1996. In addition, the Company added personnel to its ophthalmic sales and marketing organization during the second half of 1997, an increase in personnel of 79% over 1996, in support of its international sales and international and domestic marketing activities.


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

GENERAL AND ADMINISTRATIVE


    General and administrative expenses were $6,787,000, $3,686,000, and $2,700,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in general and administrative expenses in 1998 of approximately 84% compared to the 1997 level was primarily due to the expense related to the fair value of warrants of approximately $2,105,000 granted to consultants in lieu of cash and approximately $1,000,000 of higher compensation costs. Of the $2,105,000 of the amortization of fair value of the warrants recorded in 1998, approximately $905,000 and $1,200,000 were due to compensation expense associated with warrants issued to consultants in 1997 and 1998, respectively. The warrants issued in 1997 were amortized over the vesting period of two years. The

1998 warrants were fully vested and amortized on their issuance date. The compensation expense increase of approximately $1,000,000 between 1997 and 1998 was primarily due to issuances of warrants by the Company's to a consultant for his financial consulting services in connection with the Company's fund raising efforts in 1998. The increase in general and administrative expenses for 1997 from 1996 of approximately 37% was primarily due to expenses associated with severance pay for certain officers, nonstatutory option expenses of approximately $949,000 in 1997 and an increase in investor relations expenses.


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

NET LOSSES


    The Company reported losses of $17,821,000, $6,618,000 and $5,968,000 in
1998, 1997 and 1996, respectively. The net loss in 1998 was primarily due to lower product revenues, under-utilization of manufacturing capacity, non-cash expenses associated with amortization of deferred compensation of approximately $2,105,000, warrants issued in connection with the 1997 and 1998 Notes Placement of approximately $2,815,000 and non-statutory stock options expenses of approximately $974,000, which resulted from the acceleration of stock options vesting for certain former employees.


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

YEAR 2000 COMPLIANCE

    The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. As of March 31, 1999, the estimated costs of these reprogramming efforts have been approximately $250,000. It is currently expected that the remaining costs to complete these reprogramming efforts will be less than $100,000. It is anticipated that all of the Company's reprogramming efforts will be completed by August 31, 1999, allowing adequate time for testing. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. These confirmations are expected to be obtained in writing by the Company prior to July 31, 1999. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations.

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

    The Company is currently developing a contingency plan to evaluate business disruption scenarios, coordinate the establishment of Year 2000 contingency plans, and identify and implement the strategies. This detailed contingency plan is expected to be completed by July 31, 1999.

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

    On December 10, 1997, the Company engaged Coopers & Lybrand LLP ("C&L"), now known as PricewaterhouseCoopers LLP, as the new independent accountant to audit the Company's financial statements. During the Company's 1995 and 1996 fiscal years and the subsequent interim period prior to engaging C&L, the Company had not consulted C&L regarding either: (i) the applications of accounting principles to a specified transactions, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided that C&L concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(l)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The section entitled "Directors and Executive Officers" located in the Registrant's Proxy Statement filed pursuant to Regulation 14A for its Annual Meeting of Stockholders on April 30, 1999 (the "1998 Annual Meeting Proxy Statement") is incorporated herein by reference.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following documents are filed as part of this report:


                                                                        PAGE IN THIS
                                                                      ANNUAL REPORT ON
                                                                          FORM 10-K
                                                                      ----------------
Report of PricewaterhouseCoopers LLP, Independent
  Accountants ...........................................................     25
Report of Ernst & Young LLP, former Independent Auditors ................     26
Consolidated Balance Sheets-- December 31, 1998 and
  1997 ..................................................................     28
Consolidated Statements of Operations* ..................................     28
Consolidated Statement of Stockholders' Equity* .........................     29
Consolidated Statements of Cash Flows* ..................................     30
Notes to Consolidated Financial Statements ..............................     31
Schedule II-- Valuation and qualifying accounts .........................     40


*   For the years ended December 31, 1998, 1997 and 1996

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

                                        ERNST & YOUNG LLP

Palo Alto, California
March 10, 1997

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                                     DECEMBER 31,
                                                                                -----------------------
                                                                                  1998           1997
                                                                                --------       --------
                                                                                (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)
Current assets:
  Cash and cash equivalents ..............................................      $  9,889       $  1,958
  Accounts receivable, net of allowance of $11 and $84 in 1998 and
     1997 ................................................................           135            312
     Inventories, net ....................................................            11            127
     Prepaid and other expenses ..........................................           314            140
                                                                                --------       --------
  Total current assets ...................................................        10,349          2,537
  Property and equipment, net ............................................           900            204
  Other non-current assets ...............................................           230            208
                                                                                --------       --------
          Total assets ...................................................      $ 11,479       $  2,949
                                                                                ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ......................................      $    730       $     31
  Accounts payable .......................................................           694            284
  Accrued liabilities ....................................................         2,152            840
                                                                                --------       --------
Total current liabilities ................................................         3,576          1,155
Notes payable and other long-term liabilities ............................         7,703            945
                                                                                --------       --------
Total liabilities ........................................................        11,279          2,100
                                                                                --------       --------
Commitments and Contingencies (Note 3)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
  Common stock, $0.001 par value; 75,000,000 shares authorized,
     38,160,720 and 32,307,990 shares issued and outstanding at ..........            38             32
     December 31, 1998 and 1997, respectively
  Additional paid-in-capital .............................................        60,087         38,151
 Notes receivable for common stock .......................................        (5,000)            --
  Deferred compensation ..................................................           (42)          (272)
  Accumulated deficit ....................................................       (54,883)       (37,062)
                                                                                --------       --------
          Total stockholders' equity .....................................           200            849
                                                                                --------       --------
          Total liabilities and stockholders' equity .....................      $ 11,479       $  2,949
                                                                                ========       ========

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1998           1997           1996
                                                                --------       --------       --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues .............................................      $    594       $  2,839       $  5,654
Cost of revenues .........................................         2,142          2,546          4,016
                                                                --------       --------       --------
Gross profit .............................................        (1,548)           293          1,638
                                                                --------       --------       --------
Other costs and expenses:
  Engineering and development ............................         2,107            964          1,326
  Sales, marketing and regulatory ........................         3,824          2,718          3,632
  General and administrative .............................         6,787          3,686          2,700
                                                                --------       --------       --------
Total other costs and expenses ...........................        12,718          7,368          7,658
                                                                --------       --------       --------
Loss from operations .....................................       (14,266)        (7,075)        (6,020)
Gain on sale of dental assets ............................            --          1,740             --
Interest income ..........................................           399             99             65
Interest expense .........................................        (3,950)        (1,376)           (13)
Other expense, net .......................................            (4)            (6)            --
                                                                --------       --------       --------
Net loss .................................................      $(17,821)      $ (6,618)      $ (5,968)
                                                                ========       ========       ========
Net loss per share, basic and diluted ....................      $  (0.52)      $  (0.23)      $  (0.23)
                                                                ========       ========       ========
Shares used in calculation of basic and diluted net
  loss per share .........................................        34,164         28,550         26,414
                                                                ========       ========       ========

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                                                   NOTES
                                                       COMMON STOCK             ADDITIONAL                       RECEIVABLE
                                                ------------------------         PAID-IN        DEFERRED         FOR COMMON
                                                  SHARES          AMOUNT         CAPITAL      COMPENSATION         STOCK
                                                ----------        ------        ----------    ------------       ----------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1996 ...........          25,279,716          $25          $29,196             --                --
Sale of common stock, net of
  offering costs .....................           2,333,412            3            2,242             --                --
Exercise of warrants and
  options ............................             243,252           --              243             --                --
Other ................................              12,233           --                7             --                --
Net loss .............................                  --           --               --             --                --
                                                ----------          ---          -------          -----           -------
Balance at December 31, 1996 .........          27,868,613           28           31,688             --                --
Issuance of warrants in
  connection with 1997 Notes .........                  --           --            1,838             --                --
Conversion of 1997 Notes .............           2,902,566            3            2,599             --                --
Exercise of warrants .................           1,270,531            1            1,073             --                --
Exercise of options ..................             247,913           --              279             --                --
Issuance of shares in
  connection with the employee
  stock purchase plan ................              18,367           --               15             --                --
Deferred compensation related
  to stock option grants .............                  --           --              659          $(272)               --
Net loss .............................                  --           --               --             --                --
                                                ----------          ---          -------          -----           -------
Balance at December 31, 1997 .........          32,307,990           32           38,151           (272)               --
Issuance of common stock, net
  of offering costs, in
  connection with 1998 Equity
  Offering ...........................           3,378,218            3           11,739             --            (5,000)
Issuance of warrants in
  connection with 1998 Notes .........                  --           --            4,283             --                --
Issuance of warrants and stock
  options ............................                  --           --            2,602            230                --
Conversion of 1997 and 1998
  Notes ..............................           1,074,043            1            1,221             --                --
Exercise of warrants .................             624,407            1              606             --                --
Exercise of options ..................             765,564            1            1,458             --                --
Issuance of shares in
  connection with employee
  stock purchase plan ................              10,498           --               27             --                --
[   ] ................................                  --           --               --             --           $     0
                                                ----------          ---          -------          -----           -------
Net loss .............................                  --           --               --             --                --
                                                ----------          ---          -------          -----           -------
Balance at December 31, 1998 .........          38,160,720          $38          $60,087          $ (42)          $(5,000)
                                                ==========          ===          =======          =====           =======

                                                                    TOTAL
                                             ACCUMULATED        STOCKHOLDERS'
                                               DEFICIT             EQUITY
                                            -------------       -------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1996 ...........          $(24,476)          $  4,745
Sale of common stock, net of
  offering costs .....................                --              2,245
Exercise of warrants and
  options ............................                --                243
Other ................................                --                  7
Net loss .............................            (5,968)            (5,968)
                                                --------           --------
Balance at December 31, 1996 .........           (30,444)             1,272
Issuance of warrants in
  connection with 1997 Notes .........                --              1,838
Conversion of 1997 Notes .............                --              2,602
Exercise of warrants .................                --              1,074
Exercise of options ..................                --                279
Issuance of shares in
  connection with the employee
  stock purchase plan ................                --                 15
Deferred compensation related
  to stock option grants .............                --                387
Net loss .............................            (6,618)            (6,618)
                                                --------           --------
Balance at December 31, 1997 .........           (37,062)               849
Issuance of common stock, net
  of offering costs, in
  connection with 1998 Equity
  Offering ...........................                --             11,742
Issuance of warrants in
  connection with 1998 Notes .........                --              4,283
Issuance of warrants and stock
  options ............................                --              2,832
Conversion of 1997 and 1998
  Notes ..............................                --              1,222
Exercise of warrants .................                --                607
Exercise of options ..................                --              1,459
Issuance of shares in
  connection with employee
  stock purchase plan ................                --                 27
[   ] ................................                --                  0
                                                --------           --------
Net loss .............................           (17,821)           (17,821)
                                                --------           --------
Balance at December 31, 1998 .........          $(54,883)          $    200
                                                ========           ========

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1998           1997           1996
                                                                 --------       --------       --------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................      $(17,821)      $ (6,618)      $ (5,968)
Adjustments  to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization .............................           182             77            438
Amortization of deferred compensation .....................         3,477            387             --
Amortization of debt issuance costs .......................           210            150             --
Gain on sale of dental assets .............................            --         (1,740)            --
Warrant accretion and beneficial conversion
  features associated with the 1997 and 1998 Notes ........         2,605          1,066             --
Issuance of common stock for services .....................           150            371             --
Provision for obsolete inventory ..........................            --            397             --
Provision for doubtful accounts ...........................            --            176            115
Conversion of accrued interest to notes payable ...........           557             --             --
Changes in assets and liabilities:
  Accounts receivable .....................................           177            (16)           461
  Inventories .............................................           116            233           (837)
  Other current assets ....................................          (174)           148            (31)
  Other non-current assets ................................          (218)            --             --
  Accounts payable ........................................           410         (1,302)           489
  Other accrued liabilities ...............................         1,151           (258)            36
  Other long-term liabilities .............................           642            155             --
                                                                 --------       --------       --------
Total adjustments .........................................         9,285           (156)           671
                                                                 --------       --------       --------
Net cash used in operating activities .....................        (8,536)        (6,774)        (5,297)
                                                                 --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment ........................          (878)           (98)           (65)
Proceeds from sale of dental assets .......................            --          3,449             --
                                                                 --------       --------       --------
  Net cash provided by (used in) investing activities .....          (878)         3,351            (65)
                                                                 --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations ......................           (33)            (5)            --
Issuance of common stock, net of offering costs ...........         8,042            996          2,495
Capitalization of debt issuance costs .....................           (14)          (358)            --
Issuance of redeemable convertible notes, net of
issuance costs ............................................         9,350          4,101             --
                                                                 --------       --------       --------
  Net cash provided by financing activities ...............        17,345          4,734          2,495
                                                                 --------       --------       --------
Net increase (decrease) in cash and equivalents ...........         7,931          1,311         (2,867)
Cash and cash equivalents at beginning of year ............         1,958            647          3,514
                                                                 --------       --------       --------
Cash and cash equivalents at end of year ..................      $  9,889       $  1,958       $    647
                                                                 ========       ========       ========

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

Inventories

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory at December 31, consists of:

                                                  1998       1997
                                                 ------     ------
                                                   (IN THOUSANDS)
            Raw materials ...................    $   11     $  416
            Work-in-process .................        20        167
            Finished goods ..................       166        191
                                                 ------     ------
                                                    197        774
            Less reserves ...................      (186)      (647)
                                                 ------     ------
            Inventory, net ..................    $   11     $  127
                                                 ======     ======

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

                                                     1998         1997
                                                   --------     --------
                                                       (IN THOUSANDS)
       Machinery and equipment ................    $    381     $    257
       Computer equipment .....................         663          231
       Furniture and fixtures .................          87           27
       Leasehold improvements .................         262           --
                                                   --------     --------
                                                      1,393          515
       Less accumulated depreciation and
         amortization .........................        (493)        (311)
                                                   --------     --------
       Property and equipment, net ............    $    900     $    204
                                                   ========     ========

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

Accrued Liabilities

    Accrued liabilities consist of:

                                                         1998      1997
                                                        ------    ------
                                                         (IN THOUSANDS)
       Accrued payroll and related expenses ........    $  513    $  221
       Accrued legal ...............................       539        35
       Accrued regulatory and clinical
         expenses ..................................       456        38
       Other accrued expenses ......................       644       546
                                                        ------    ------
                                                        $2,152    $  840
                                                        ======    ======

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

    The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               1998         1997         1996
                                             --------     --------     --------
                                                   (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
BASIC EPS:
Net loss ................................    $(17,821)    $ (6,618)    $ (5,968)
Average Common Shares Outstanding .......      34,164       28,550       26,414
                                             ========     ========     ========
Basic EPS ...............................    $  (0.52)    $  (0.23)    $  (0.23)
                                             ========     ========     ========
DILUTED EPS:
Net loss ................................    $(17,821)    $ (6,618)    $ (5,968)
Average Common Shares Outstanding .......      34,164       28,550       26,414
  Convertible Notes, Warrants and
  Stock Options .........................          --           --           --
                                             --------     --------     --------

Total Shares ............................      34,164       28,550       26,414
                                             ========     ========     ========
Diluted EPS .............................    $  (0.52)    $  (0.23)    $  (0.23)
                                             ========     ========     ========

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

Segment Information

    The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser systems. The Company sells its products to customers in the field of ophthalmology globally. The following is a summary of the Company's geographic operations:

                                           1998      1997      1996
                                          ------    ------    ------
                                                (IN THOUSANDS)
           Domestic ..................    $   11    $1,774    $3,016
           Europe ....................        10       314     1,036
           Pacific Rim ...............        --       409     1,602
           Canada ....................         3       180        --
           South Africa ..............       504       162        --
           Other .....................        66        --        --
                                          ------    ------    ------
                     Total ...........    $  594    $2,839    $5,654
                                          ======    ======    ======

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

                                                     1998      1997      1996
                                                     ----      ----      ----
Statutory Rate ..................................     (34)%     (34)%     (34)%
NOL's not benefited which have been reserved ....      34%       34%       34%
                                                     ----      ----      ----
                                                        0%        0%        0%
                                                     ====      ====      ====

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

                                                          1998         1997
                                                        --------     --------
                                                           (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards ...................  $ 15,200     $ 11,100
     Research credits (expire 2005-2013) .............       950          700
  Other ..............................................       350          500
                                                        --------     --------
Total deferred tax asset .............................    16,500       12,300
Valuation allowance for deferred tax assets ..........   (16,500)     (12,300)
                                                        --------     --------
Net deferred tax assets ..............................  $     --     $     --
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

    The following is a schedule by year of future minimum lease payments at December 31, 1998:

                                                     OPERATING     CAPITAL
                                                      LEASES       LEASES
                                                     ---------     -------
                                                         (IN THOUSANDS)
      Year ending December 31,
      1999 ....................................       $  907       $   36
      2000 ....................................          943           24
      2001 ....................................          973           --
      2002 ....................................          990           --
      2003 ....................................        1,029           --
                                                      ------       ------
      Total minimum payments required .........       $4,842       $   60
                                                      ======       ======

Contingencies


    Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. (Danville Manufacturing, Inc.

d/b/a. Danville Engineering v. Sunrise Technologies International, Inc. C98-02123). The Company entered into a settlement agreement with Danville on April 21, 1999. Pursuant to this agreement, the Company agreed to pay Danville $120,000 and assign to Danville a secured promissory note in the principal amount of $1,500,000 issued by Lares Research, a California corporation, in connection with the sale of the Company's dental business on June 26, 1997. The note is subject to offset for certain claims by Lares Research and Danville has a 90-day option either to reject the note and reassign it to the Company, in which event the Company will pay Danville an additional $200,000, or accept the note, in which even the proceeds, less any costs of collection, will be split equally between the Company and Danville.


4. LONG-TERM DEBT


    In January 1998, the Company completed a private placement of convertible notes (convertible into the Company's common stock) with warrants, raising approximately $9,350,000. The promissory notes (the "Primary Notes") are convertible at any time, at the option of the holder. The notes bear a stated interest rate of 12%, payable-in-kind semi-annually (additional convertible notes) and convert at a price of $3.00 per share. The resulting discount of approximately $779,000 increased the effective interest rate and has been charged to interest expense in 1998. The effective interest rate, which includes the amortization of the fair value of the warrants, is approximately 26%. The amount of $779,000 was derived from the calculation of using stock closing price of $3.25 per share at issuance date less conversion price of $3.00 per share, multiplying the equivalent of 3,116,667 shares upon the conversion of the Primary Notes. The Primary Notes have a maturity date of January 2001 and the Company has an option to extend the maturity date of the notes for an additional two years for additional warrant consideration. On July 15, 1998, the Company issued additional convertible notes in the amount of approximately $557,000 (the "Secondary Notes") to the holders of the Primary Notes to fulfill its interest obligations pursuant to the terms of the Primary Notes. The Secondary Notes also bear interest at the rate of 12%, payable-in-kind semi-annually and contain the same features as the Primary Notes, including a maturity date of January 2001.

    Warrants to purchase 1,870,000 shares of the Company's common stock were issued as part of this private placement with an exercise price of $3.00 per share and an expiration date of January 2003. The warrants issued had a fair value of approximately $1.87 per warrant at the time of issuance using the Black-Scholes pricing model. The aggregate fair value of these warrants of approximately $3,500,000 has been reflected as additional consideration for the convertible notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the convertible notes which is three years.

    During 1998, one of the notes was converted into 133,333 shares of common stock and a portion of the warrants associated with this note was converted into 10,000 shares of common stock. As of December 31, 1998, the noteholders and warrantholders had the options to convert 3,169,164 shares and 1,860,000 shares, respectively. During 1998, the Company recorded approximately $1,905,000 as non-cash interest expense and $1,089,000 as interest expense from the 1998 Notes.


    The Company also leases certain equipment under noncancellable capital leases. The cost of equipment under capital leases was $103,000 and accumulated amortization was $34,000 at December 31, 1998.

    The following table summarized information about long-term debt balances as of December 31, as follows:

                                                                 1998         1997
                                                               --------     --------
                                                                  (IN THOUSANDS)
1997 5% convertible notes .................................    $     --     $  4,132
1998 12% convertible notes (including secondary notes) ....      10,638           --
Unamortized discount relating to stock warrants ...........      (2,385)        (772)
Conversion to common shares ...............................        (400)      (2,602)
Accrued interest ..........................................         531          155
Other .....................................................          49           63
                                                               $  8,433     $    976
                                                               ========     ========
Less: current portion of long-term debt ...................        (730)         (31)
                                                               --------     --------
                                                               $  7,703     $    945
                                                               ========     ========

5. STOCKHOLDERS' EQUITY

Common Stock

    In September 1996, the Company completed a private placement of 2,333,412 shares of common stock. In connection with the private placement, the placement agent received warrants to purchase 116,721 shares of common stock with an exercise price of $1.0625 per share, which were exercised in full during 1998.


    In March 1997, the Company completed a private placement of convertible notes with warrants. In connection with this private placement, the placement agent received warrants to purchase 230,756 shares of common stock at an exercise price of $1.00 per share and expiration dates of February and March 2002. In addition, the notes were convertible into 4,615,143 shares and the warrants attached to the notes were convertible into 2,307,572 shares with an exercise price of $1.00 per share and an expiration date of February and March 2002. The Company also issued 276,000 warrants to consultants and members of its Scientific Advisory Board in November 1997 to purchase shares of common stock at exercise prices ranging from $1.00 to $3.60 per share. These warrants terminate in November 2002. During 1998, 23,500 shares were exercised. At December 31, 1998, there were 252,500 shares remained to be exercised.

      Certain of the 1997 Notes were converted into 3,833,000 shares and certain warrants were converted into 1,061,755 shares of common stock. As of December 31, 1998, the noteholders and warrantholders had the options to convert 782,143 shares and 1,476,573 shares, respectively. The principal balance of the 1997 Notes was approximately $684,000 and the accrued interest of approximately $77,000 at December 31, 1998. These amounts were recorded as short-term and accrued liabilities on the balance sheet at December 31, 1998 and were fully converted into common stock in March 1999.

    In January 1998, the Company completed a private placement of convertible notes with warrants, an aggregate gross principal amount of approximately $9,350,000. The notes are convertible into 3,116,667 shares of common stock and the warrants are convertible into 1,870,000 shares of common stock with an exercise price of $3.00 and an expiration date of January 2003. During 1998, one noteholder converted one of the notes into 133,333 common shares and converted certain warrants into 10,000 common shares. On July 15, 1998, accrued interest from the 1998 Notes was converted into Secondary Notes for 185,830 common shares. As of December 31, 1998, there remained warrants outstanding and convertible into 1,860,000 common shares and 3,169,164 shares convertible from the notes.

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

    Total deferred compensation balance at December 31, 1997 was approximately $272,000. During 1998, the account balance was increased by approximately $676,000 from the issuance of warrants which were fully amortized by the end of 1998. In addition, approximately $228,000 was expensed in 1998. The account balance was approximately $44,000 at December 31, 1998.


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

    The fair value of each option grant is estimated at the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                           1998            1997           1996
                                         ---------      ---------       ---------
Risk-free interest rate..............         5.03%          6.15%           5.70%
Expected life........................    2.5 years      4.8 years       4.8 years
Volatility...........................          101%          95.5%           95.5%
Dividend yield.......................           --              --             --

    A summary of the Company's option as of December 31, 1998, 1997 and 1996 and changes during the year ending on those dates are as follows:

                                                            OUTSTANDING OPTIONS
                                      -------------------------------------------------------------
                                         SHARES
                                      AVAILABLE FOR                                WEIGHTED AVERAGE
                                          GRANT         SHARES       SHARE PRICE    EXERCISE PRICE
                                      -------------   ---------      ------------  ----------------
       BALANCE, 12/31/1995.........     1,627,964     1,432,664      $0.91--$2.50        $ 1.06
       Reserved....................            --
       Granted.....................    (1,711,000)    1,711,000      $1.03--$2.87        $ 1.10
       Cancelled...................       379,974      (379,974)     $0.91--$1.00        $ 0.99
       Exercised...................            --      (251,252)     $1.00--$1.25        $ 1.02
                                       ----------     ---------      ------------        ------
       BALANCE, 12/31/1996.........       296,938     2,512,438      $0.91--$2.87        $ 1.09
       Reserved....................     3,000,000
       Granted.....................    (2,954,300)    2,954,300      $1.00--$4.44        $ 2.69
       Cancelled...................       858,370      (858,370)     $0.75--$2.87        $ 1.18
       Exercised...................            --      (247,913)     $0.75--$1.06        $ 1.01
                                        ---------      --------      -----------        ------
       BALANCE, 12/31/1997.........     1,201,008     4,360,455      $1.00--$4.44        $ 2.16
       Reserved....................            --
       Granted.....................    (1,080,500)    1,080,500      $3.00--$9.34        $ 7.47
       Cancelled...................        13,987       (13,987)     $1.00--$4.44        $ 3.47
       Expired.....................       (68,332)
       Exercised...................            --      (769,002)     $0.75--$4.38        $ 1.37
                                        ---------      --------      -----------        ------
       BALANCE, 12/31/ 1998........        66,163     4,657,966      $1.00--$9.34        $ 3.50

    As of December 31, 1998 and 1997, options to purchase 1,872,292 and 1,621,269 shares, respectively, were vested and of those, 1,285,636 and 1,547,571 shares, respectively, were immediately exercisable. The weighted average fair market value of those options granted in 1998, 1997 and 1996 was $2.54, $2.08 and $0.74, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             ---------------------------------------    -------------------------------------------
                                            WEIGHTED                                   WEIGHTED
                                             AVERAGE       WEIGHTED                    AVERAGE
                                            REMAINING       AVERAGE                    REMAINING        WEIGHTED
                               NUMBER      CONTRACTUAL     EXERCISE        NUMBER     CONTRACTUAL       AVERAGE
                             OUTSTANDING   LIFE (YEARS)      PRICE      EXERCISABLE   LIFE (YEARS)   EXERCISE PRICE
                             -----------   ------------    ---------    -----------   ------------   --------------
    $1.00--$2.00..........     2,108,000        7.8          $1.14        1,105,968        7.3            $1.07
    $2.01--$4.00..........     1,440,466        8.6          $3.89          130,075        8.8            $3.95
    $4.01--$6.00..........       106,000        9.5          $4.21           26,075        9.1            $4.15
    $6.01--$8.00..........       928,500        9.5          $7.61           12,269        9.4            $7.27
    $8.01--$9.34..........        75,000        9.5          $9.17           11,249        9.5            $9.15
                             -----------        ---          -----      -----------        ---            -----
              TOTAL.......     4,657,966        8.4          $3.48        1,285,636        7.5            $1.55
                             ===========        ===          =====      ===========        ===            =====

Employee Stock Purchase Plan

    In June 1992, the Company adopted the 1992 Employee Stock Purchase Plan under which 200,000 shares have been reserved for issuance. Eligible employees may purchase common stock at 85 percent of the lower of the closing price of the stock on the offering date or the exercise date determined by the Board of Directors. Annual purchases are limited to 10 percent of each employee's compensation and 2,000 shares per employee. There were 69,521 and 59,023 shares issued under the plan as of December 31, 1998 and 1997, respectively.

    Fair market value for the purchase rights issued under the Purchase Plan is determined under the Black-Scholes valuation model using the following assumptions for 1998, 1997 and 1996:


                                              1998        1997       1996
                                           ----------  ----------  --------
       Risk-free Interest Rates........         5.03%       6.15%      5.70%
       Expected Life...................     6 months    6 months   6 months
       Volatility......................          101%       95.5%      95.5%
       Dividend Yield..................           --          --         --


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


                                                     1998         1997         1996
                                                   --------      -------      -------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
      Net loss--as reported..................      $(17,821)     $(6,618)     $(5,968)
      Net loss--pro forma....................       (20,625)      (7,322)      (6,390)
      Net loss per share--as reported........         (0.52)       (0.23)       (0.23)
      Net loss per share--pro forma..........         (0.60)       (0.26)       (0.24)



Supplemental Statement of Cash Flows Information



                                                     1998      1997      1996
                                                    -----      -----     -----
                                                          (In thousands)
  Net cash paid (received) during the year for:
      Interest                                      $(284)     $  13     $   5
      Income taxes                                      5          6         9



Supplemental Schedule of Noncash Investing and Financing Activities


                                                        1998         1997        1996
                                                      --------     --------    --------
                                                                 (In thousands)
Promissory notes issued in connection
  with 12/98 offering ............................    $ (5,000)          --          --
Exercises of warrants and stock options ..........    $   (794)          --          --
Conversion of notes payable to common stock ......    $  1,222     $  2,602          --
Issuance of notes for accrued interest
  97 Notes .......................................           3           --          --
  98 Notes .......................................         557           --          --



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

                                                             (IN THOUSANDS)
                                                             --------------
      Cash proceeds from the sale of the dental assets........  $  4,000
      Less: Inventory and equipment sold......................    (1,498)
        ADT transfer fee......................................      (275)
        Transaction fees......................................      (237)
        Other costs...........................................      (250)
                                                                --------
        Gain on sale of dental assets.........................  $  1,740
                                                                ========

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

                                                       1997         1996
                                                     --------     --------
                                                        (IN THOUSANDS)
    Revenues from dental business ...............    $  1,968     $  5,514
    Loss from dental business ...................         (11)      (2,504)

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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                                                  CHARGED
                                                  BALANCE AT      TO COSTS                                   BALANCE AT
                                                   BEGINNING         AND                                       END OF
                                                   OF PERIOD      EXPENSES     DEDUCTIONS       OTHER          PERIOD
                                                  ----------      ---------    ----------       ------       -----------
                                                                             (IN THOUSANDS)
Year ended December 31, 1996
  Allowance for uncollectible accounts ........      $ 25         $  115         $   --          $ --         $  140
  Allowance for inventory .....................      $468         $   --         $ (118)         $ --         $  350
Year ended December 31, 1997
  Allowance for uncollectible accounts ........      $140         $  176         $ (232)         $ --         $   84
  Allowance for inventory .....................      $350         $  397         $ (100)         $ --         $  647
  Allowance for uncollectible notes ...........      $ --         $1,500         $   --          $ --         $1,500
Year ended December 31, 1998
  Allowance for uncollectible accounts ........      $ 84         $   --         $  (73)         $ --         $   11
  Allowance for inventory .....................      $647         $   71         $ (532)         $ --         $  186

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 1st day of June, 1999.

                                     Sunrise Technologies International, Inc.

                                     By:  /s/  C. RUSSELL TRENARY, III
                                          --------------------------------------
                                          C. Russell Trenary, III
                                          President and Chief Executive Officer

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


            SIGNATURE                                          TITLE                                    DATE
            ---------                                          -----                                    ----
/s/ C. RUSSELL TRENARY, III             President and Chief Executive Officer                       June 1, 1999
-------------------------------------

/s/ TINA T. HERBERT                     Acting Vice President, Finance and Chief Financial          June 1, 1999
-------------------------------------   Officer (Principal Financial and Accounting Officer)

/s/ JOSEPH D. KOENIG                    Director and Chairman of the Board                          June 1, 1999
-------------------------------------

/s/ R. DALE BOWERMAN                    Director                                                    June 1, 1999
-------------------------------------

/s/ MICHAEL S. MCFARLAND                Director                                                    June 1, 1999
-------------------------------------

                   INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

    Our report on the consolidated financial statements of Sunrise Technologies International, Inc. is included on page 25 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1998 and 1997 listed in the index of this Form 10-K/A.

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

    *10.17 Form of Amended and Restated Change of Control Agreement by and between the Company and its President and Chief Executive
                Officer(11)

    EXHIBIT                             DESCRIPTION
    -------                             -----------
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