Form 10-K/A
period 1998-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1999-06-16
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-K/A


                                AMENDMENT NO. 1


                                 TO FORM 10-K/A

                           -------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $405,478,600 as of June 15, 1999.



     The number of shares of the registrant's Common Stock issued and outstanding as of June 15, 1999 was 43,880,976.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's definitive proxy statement filed prior to April 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this Form 10-K/A.


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

     As of February 22, 1999, the Company has treated approximately 757 eyes with the LTK System in its United States clinical trials. On December 14, 1998, the Company submitted its premarket approval application ("PMA") for low hyperopia to the FDA. On January 28, 1999, the FDA determined that the PMA for low hyperopia is suitable for filing. The PMA is scheduled for review at the July 22 - 23 meeting of the FDA. FDA approval, however, is not expected until the second half of 1999, at the earliest. See "Government Regulation" and "Patents and Licenses" in this Section and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Devices such as the LTK System may be marketed in the United States only after the FDA has approved a PMA for the device. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly complex and time consuming. The minimum review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days. The Company submitted its PMA with the FDA for approval to sell its LTK System in the United States for hyperopia on December 14, 1998, and the Company received notification from the FDA in a letter dated January 28, 1999 that its application has been accepted for filing. The PMA is scheduled for review at the July 22 - 23 meeting of the FDA. The Company has, and will continue, to focus its efforts and limited resources on its technology for the treatment of hyperopia and presbyopia.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO REPORT LOSSES IN THE
FUTURE

     We have incurred substantial losses that have depleted our working capital and reduced our stockholders' equity. In addition, we expect that our business will continue to be a significant consumer of cash. Unless and until the FDA approves the domestic sale of our LTK system for performing laser thermal keratoplasty, our revenues will not be sufficient to cover our operating costs. We filed the premarket approval application for low hyperopia with the FDA on December 14, 1998. On January 28, 1999, the FDA determined that the premarket approval application is suitable for filing. The premarket approval application is scheduled for review at the July 22 - 23 meeting of the FDA. We do not expect FDA approval of our premarket approval application, however, until the second half of 1999, at the earliest.

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

     In addition to analyzing the LTK system itself, the FDA may also evaluate our public disclosures regarding the LTK system as part of the review and approval process. In this regard, we received in early September 1998 a letter from the FDA stating that recent press releases contained certain prohibited representations. The FDA did not require us to respond to the letter. We no longer, however, include the items described in the FDA letter in our public disclosures. We submitted our PMA on December 14, 1998 to the FDA, and we received notification from the FDA in a letter dated January 28, 1999 that our application has been accepted for filing. The PMA is scheduled for review at the July 22 - 23 meeting of the FDA.

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


ONLY LIMITED CLINICAL DATA ABOUT THE LONG-TERM SAFETY AND EFFICACY OF THE LTK SYSTEM IS CURRENTLY AVAILABLE AND WE MAY BE REQUIRED TO UNDERTAKE FURTHER TESTING


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


A COMPONENT OF THE LTK SYSTEM MAY BE COVERED BY A PATENT OWNED OR LICENSED BY A PARTY UNRELATED TO US WHICH MAY CAUSE US TO REDESIGN THE LTK SYSTEM, WHICH COULD DELAY COMMERCIALIZATION



     A component of the LTK delivery system is possibly covered by a patent owned by the University of Miami or its licensee. If, however, we are unable to reach a successful agreement, we may have no rights to the component of the delivery system presently configured in the LTK system. If we are forced to redesign the LTK system, such redesign efforts could be time consuming, expensive and prolong FDA review.


A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK


     Sales of substantial amounts of our common stock (including shares issued upon exercise of outstanding options and warrants and shares issued upon conversion of convertible notes) in the public market could depress the market price of our common stock. As of June 15, 1999, we had 43,880,976 shares outstanding and 9,932,391 shares reserved for issuance upon exercise of options and warrants or conversion of convertible notes.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


     The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On June 15, 1999, the closing price of the common stock as reported on the Nasdaq National Market System was $10.00 per share.


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

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1994       1995       1996       1997        1998
                                          -------    -------    -------    -------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues............................  $ 7,578    $ 5,294    $ 5,654    $ 2,839    $    594
Gross profit............................    1,340      1,637      1,638        293      (1,548)
Operating costs and expenses............    8,257      5,824      7,658      7,368      12,718
(Loss) from operations..................   (6,917)    (4,187)    (6,020)    (7,075)    (14,266)
Gain on sale of dental assets...........       --         --         --      1,740          --
Interest income.........................        7         69         65         99         399
Interest expense........................       --        (12)       (13)    (1,376)     (3,950)
Other expense...........................       --         --         --         (6)         (4)
Net loss................................   (6,910)    (4,130)    (5,968)    (6,618)    (17,821)
Net loss per share, basic and diluted...    (0.68)     (0.28)     (0.23)     (0.23)      (0.52)
Shares used in calculation of basic and
  diluted net loss per share............   10,129     14,935     26,414     28,550      34,164
Total assets............................    3,822      6,689      3,741      2,949      11,479
Long term obligations...................       --         --         --        945       7,703
Total stockholders' equity..............    1,357      4,745      1,272        849         200
Working capital.........................    1,101      4,541      1,073      1,382       6,773

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following documents are filed as part of this report:

                                                               PAGE IN THIS
                                                             ANNUAL REPORT ON
                                                                FORM 10-K
                                                             ----------------
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................        27
Report of Ernst & Young LLP, former Independent Auditors....        28
Consolidated Balance Sheets -- December 31, 1998 and 1997...        29
Consolidated Statements of Operations*......................        30
Consolidated Statement of Stockholders' Equity*.............        31
Consolidated Statements of Cash Flows*......................        32
Notes to Consolidated Financial Statements..................        33
Schedule II -- Valuation and qualifying accounts............        45

---------------
* For the years ended December 31, 1998, 1997 and 1996

     All other schedules have been omitted as they are not required, not applicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1      Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
           corporation(6)
  3.1      Certificate of Incorporation, as amended(1)
  3.2      Bylaws(1)
  4        Instruments Defining the Rights of Security Holders
  4.1      Form of 5% Convertible Notes due 1999(7)
  4.2      Form of Security Agreement relating to 5% Convertible Notes due 1999(7)
  4.3      Form of Registration Rights Agreement(7)
  4.4      Form of Warrant issued to Pennsylvania Merchant Group(4)
  4.5      Form of Rights Agreement, dated as of October 24, 1997,
           between the Company and ChaseMellon Shareholder Services,
           L.L.C., as rights agent(8)
  4.6      Form of 12% Subordinated Pay-In-Kind Note Due 2001(9)
  4.7      Form of Registration Rights Agreement(9)
  4.8      Form of 5% Convertible Subordinated Pay-In-Kind Note due
           2001(13)
  4.9      Form of Warrant for the Purchase of Common Stock(13)
  4.10     Form of Registration Rights Agreement(13)
 10.1      Lease Agreement with Bayside Spinnaker Partners III, as
           lessor, for the lease of facilities at 47257 Fremont
           Boulevard, Fremont, California, dated July 16, 1991(2)
 10.2      Patent License Agreement between the Company and Patlex
           Corporation dated January 1, 1990(3)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.3      Agreement between the Company and the University of Miami,
           Department of Ophthalmology, dated October 28, 1991(2)
 10.4      Joint Development and Exclusive Manufacturing Agreement
           dated April 17, 1993 between the Company and Danville
           Engineering, Inc.(1)
 10.5      Settlement Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
 10.6      License Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
 10.7      Settlement Agreement between the Company and American Dental
           Technologies, dated July 30, 1996
*10.8      Form of Indemnification Agreement between the Company and
           each of its officers and directors(3)
*10.9      1988 Stock Option Plan, as amended(5)
*10.10     Employment Agreement, entered into between the Company and
           Joseph W. Shaffer, dated April 5, 1989(5)
 10.11     Form of U.S. Note and Warrant Purchase Agreement relating to the Regulation D private placement of 5% convertible notes due 1999 and warrants in February and March 1997
 10.12     Form of Offshore Note and Warrant Purchase Agreement
           relating to the Regulation S private placement of 5%
           convertible notes due 1999 and warrants in March 1997
*10.13     Form of Change of Control Agreement by and between the
           Company and its President and Chief Executive Officer(8)
*10.14     Form of Change of Control Agreement by and between the
           Company and its executive officers (other than the President and Chief Executive Officer)(8)
*10.15     Form of Indemnification Agreement by and between the Company and its executive officers(8)
 10.16     Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
           Subordinated Pay-In-Kind Notes Due 2001 and accompanying
           Warrants in January 1998(9)
*10.17     Form of Amended and Restated Change of Control Agreement by
           and between the Company and its President and Chief
           Executive Officer(11)
*10.18     Form of Amended and Restated Change of Control Agreement by
           and between the Company and its executive officers (other
           than the President and Chief Executive Officer)(11)
 10.19     Lease Agreement with Bayside Spinnaker Partners III, as
           lessor, for the lease of facilities at 47265 Fremont
           Boulevard, Fremont, California, dated January 23, 1998(10)
 10.20     Sublease between Avant! Corporation, as sub-sublandlord, the
           Company, as sub-subtenant, Cirrus Logic, Inc., as
           sublandlord, Avant! Corporation, as subtenant, Renco
           Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at
           3400 West Warren Avenue, Fremont, California(12)
 10.21     Form of Note and Warrant Purchase Agreement(13)
*10.22     The 1999 Long-Term Equity Compensation Plan
 21.1      Subsidiaries of the Company
 22        Power of Attorney (included on the signature pages to this
           Form 10-K)
 23.1      Consent of PricewaterhouseCoopers LLP, Independent
           Accountants

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

                                          ERNST & YOUNG LLP

Palo Alto, California
March 10, 1997

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $  9,889     $  1,958
  Accounts receivable, net of allowance of $11 and $84 in
     1998 and 1997..........................................       135          312
  Inventories, net..........................................        11          127
  Prepaid and other expenses................................       314          140
                                                              --------     --------
  Total current assets......................................    10,349        2,537
  Property and equipment, net...............................       900          204
  Other non-current assets..................................       230          208
                                                              --------     --------
          Total assets......................................  $ 11,479     $  2,949
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $    730     $     31
  Accounts payable..........................................       694          284
  Accrued liabilities.......................................     2,152          840
                                                              --------     --------
Total current liabilities...................................     3,576        1,155
Notes payable and other long-term liabilities...............     7,703          945
                                                              --------     --------
Total liabilities...........................................    11,279        2,100
                                                              --------     --------
Commitments and Contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
     authorized, none issued or outstanding
  Common stock, $0.001 par value; 75,000,000 shares
     authorized, 38,160,720 and 32,307,990 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................        38           32
  Additional paid-in-capital................................    60,087       38,151
  Notes receivable for common stock.........................    (5,000)          --
  Deferred compensation.....................................       (42)        (272)
  Accumulated deficit.......................................   (54,883)     (37,062)
                                                              --------     --------
          Total stockholders' equity........................       200          849
                                                              --------     --------
          Total liabilities and stockholders' equity........  $ 11,479     $  2,949
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
                                                               ========       =======       =======

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                         NOTES
                                        COMMON STOCK       ADDITIONAL                  RECEIVABLE                     TOTAL
                                     -------------------    PAID-IN       DEFERRED     FOR COMMON   ACCUMULATED   STOCKHOLDERS'
                                       SHARES     AMOUNT    CAPITAL     COMPENSATION     STOCK        DEFICIT        EQUITY
                                     ----------   ------   ----------   ------------   ----------   -----------   -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1996.........  25,279,716    $25      $29,196           --             --      $(24,476)      $  4,745
Sale of common stock, net of
  offering costs...................   2,333,412      3        2,242           --             --            --          2,245
Exercise of warrants and options...     243,252     --          243           --             --            --            243
Other..............................      12,233     --            7           --             --            --              7
Net loss...........................          --     --           --           --             --        (5,968)        (5,968)
                                     ----------    ---      -------        -----        -------      --------       --------
Balance at December 31, 1996.......  27,868,613     28       31,688           --             --       (30,444)         1,272
Issuance of warrants in connection
  with 1997 Notes..................          --     --        1,838           --             --            --          1,838
Conversion of 1997 Notes...........   2,902,566      3        2,599           --             --            --          2,602
Exercise of warrants...............   1,270,531      1        1,073           --             --            --          1,074
Exercise of options................     247,913     --          279           --             --            --            279
Issuance of shares in connection
  with the employee stock purchase
  plan.............................      18,367     --           15           --             --            --             15
Deferred compensation related to
  stock option grants..............          --     --          659        $(272)            --            --            387
Net loss...........................          --     --           --           --             --        (6,618)        (6,618)
                                     ----------    ---      -------        -----        -------      --------       --------
Balance at December 31, 1997.......  32,307,990     32       38,151         (272)            --       (37,062)           849
Issuance of common stock, net of
  offering costs, in connection
  with 1998 Equity Offering........   3,378,218      3       11,739           --         (5,000)           --          6,742
Issuance of warrants in connection
  with 1998 Notes..................          --     --        4,283           --             --            --          4,283
Issuance of warrants and stock
  options..........................          --     --        2,602          230             --            --          2,832
Conversion of 1997 and 1998
  Notes............................   1,074,043      1        1,221           --             --            --          1,222
Exercise of warrants...............     624,407      1          606           --             --            --            607
Exercise of options................     765,564      1        1,458           --             --            --          1,459
Issuance of shares in connection
  with employee stock purchase
  plan.............................      10,498     --           27           --             --            --             27
Net loss...........................          --     --           --           --             --       (17,821)       (17,821)
                                     ----------    ---      -------        -----        -------      --------       --------
Balance at December 31, 1998.......  38,160,720    $38      $60,087        $ (42)       $(5,000)     $(54,883)      $    200
                                     ==========    ===      =======        =====        =======      ========       ========


                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(17,821)   $(6,618)   $(5,968)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       182         77        438
  Amortization of deferred compensation.....................     3,477        387         --
  Amortization of debt issuance costs.......................       210        150         --
  Gain on sale of dental assets.............................        --     (1,740)        --
  Warrant accretion and beneficial conversion features
     associated with the 1997 and 1998 Notes................     2,605      1,066         --
  Issuance of common stock for services.....................       150        371         --
  Provision for obsolete inventory..........................        --        397         --
  Provision for doubtful accounts...........................        --        176        115
  Conversion of accrued interest to notes payable...........       557         --         --
Changes in assets and liabilities:
  Accounts receivable.......................................       177        (16)       461
  Inventories...............................................       116        233       (837)
  Other current assets......................................      (174)       148        (31)
  Other non-current assets..................................      (218)        --         --
  Accounts payable..........................................       410     (1,302)       489
  Other accrued liabilities.................................     1,151       (258)        36
  Other long-term liabilities...............................       642        155         --
                                                              --------    -------    -------
          Total adjustments.................................     9,285       (156)       671
                                                              --------    -------    -------
     Net cash used in operating activities..................    (8,536)    (6,774)    (5,297)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................      (878)       (98)       (65)
Proceeds from sale of dental assets.........................        --      3,449         --
                                                              --------    -------    -------
     Net cash provided by (used in) investing activities....      (878)     3,351        (65)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations........................       (33)        (5)        --
Issuance of common stock, net of offering costs.............     8,042        996      2,495
Capitalization of debt issuance costs.......................       (14)      (358)        --
Issuance of redeemable convertible notes, net of issuance
  costs.....................................................     9,350      4,101         --
                                                              --------    -------    -------
     Net cash provided by financing activities..............    17,345      4,734      2,495
                                                              --------    -------    -------
Net increase (decrease) in cash and equivalents.............     7,931      1,311     (2,867)
Cash and cash equivalents at beginning of year..............     1,958        647      3,514
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  9,889    $ 1,958    $   647
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

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory at December 31, consists of:

                                                      1998     1997
                                                      -----    -----
                                                      (IN THOUSANDS)
Raw materials.......................................  $  11    $ 416
Work-in-process.....................................     20      167
Finished goods......................................    166      191
                                                      -----    -----
                                                        197      774
Less reserves.......................................   (186)    (647)
                                                      -----    -----
Inventory, net......................................  $  11    $ 127
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

                                                      1998     1997
                                                     ------    -----
                                                     (IN THOUSANDS)
Machinery and equipment............................  $  381    $ 257
Computer equipment.................................     663      231
Furniture and fixtures.............................      87       27
Leasehold improvements.............................     262       --
                                                     ------    -----
                                                      1,393      515
Less accumulated depreciation and amortization.....    (493)    (311)
                                                     ------    -----
Property and equipment, net........................  $  900    $ 204
                                                     ======    =====

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

  Accrued Liabilities

     Accrued liabilities consist of:

                                                       1998     1997
                                                      ------    ----
                                                      (IN THOUSANDS)
Accrued payroll and related expenses................  $  513    $221
Accrued legal.......................................     539      35
Accrued regulatory and clinical expenses............     456      38
Other accrued expenses..............................     644     546
                                                      ------    ----
                                                      $2,152    $840
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

                               DECEMBER 31, 1998

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1998           1997          1996
                                                       -----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS:
Net loss.............................................   $(17,821)      $(6,618)      $(5,968)
Average Common Shares Outstanding....................     34,164        28,550        26,414
                                                        ========       =======       =======
Basic EPS............................................   $  (0.52)      $ (0.23)      $ (0.23)
                                                        ========       =======       =======
DILUTED EPS:
Net loss.............................................   $(17,821)      $(6,618)      $(5,968)
Average Common Shares Outstanding....................     34,164        28,550        26,414
  Convertible Notes, Warrants and Stock Options......         --            --            --
                                                        --------       -------       -------
  Total Shares.......................................     34,164        28,550        26,414
                                                        ========       =======       =======
  Diluted EPS........................................   $  (0.52)      $ (0.23)      $ (0.23)
                                                        ========       =======       =======

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

                               DECEMBER 31, 1998

  Segment Information

     The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser systems. The Company sells its products to customers in the field of ophthalmology globally. The following is a summary of the Company's geographic operations:

                                                     1998     1997      1996
                                                     ----    ------    ------
                                                          (IN THOUSANDS)
Domestic...........................................  $ 11    $1,774    $3,016
Europe.............................................    10       314     1,036
Pacific Rim........................................    --       409     1,602
Canada.............................................     3       180        --
South Africa.......................................   504       162        --
Other..............................................    66        --        --
                                                     ----    ------    ------
          Total....................................  $594    $2,839    $5,654
                                                     ====    ======    ======

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
                                                          ===     ===     ===

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 15,200    $ 11,100
  Research credits (expire 2005 - 2013)................       950         700
  Other................................................       350         500
                                                         --------    --------
          Total deferred tax asset.....................    16,500      12,300
Valuation allowance for deferred tax assets............   (16,500)    (12,300)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
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

                               DECEMBER 31, 1998

     The following is a schedule by year of future minimum lease payments at December 31, 1998:

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
                                                               (IN THOUSANDS)
Year ending December 31,
  1999....................................................   $  907        $36
  2000....................................................      943         24
  2001....................................................      973         --
  2002....................................................      990         --
  2003....................................................    1,029         --
                                                             ------        ---
  Total minimum payments required.........................   $4,842        $60
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

                               DECEMBER 31, 1998

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

     The following table summarized information about long-term debt balances as of December 31, as follows:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
1997 5% convertible notes...................................  $    --    $ 4,132
1998 12% convertible notes (including secondary notes)......   10,638         --
Unamortized discount relating to stock warrants.............   (2,385)      (772)
Conversion to common shares.................................     (400)    (2,602)
Accrued interest............................................      531        155
Other.......................................................       49         63
                                                              $ 8,433    $   976
                                                              =======    =======
Less: current portion of long-term debt.....................     (730)       (31)
                                                              -------    -------
                                                              $ 7,703    $   945
                                                              =======    =======

5. STOCKHOLDERS' EQUITY

  Common Stock

     In September 1996, the Company completed a private placement of 2,333,412 shares of common stock. In connection with the private placement, the placement agent received warrants to purchase 116,721 shares of common stock with an exercise price of $1.0625 per share, which were exercised in full during 1998.


     In March 1997, the Company completed a private placement of convertible notes with warrants. In connection with this private placement, the placement agent received warrants to purchase 230,756 shares of common stock at an exercise price of $1.00 per share and expiration dates of February and March 2002. In addition, the notes were convertible into 4,615,143 shares and the warrants attached to the notes were convertible into 2,307,572 shares with an exercise price of $1.00 per share and an expiration date of February and March 2002. The Company also issued 200,000 warrants to consultants and 76,000 warrants to members of its Scientific Advisory Board in November 1997 to purchase shares of common stock at exercise prices ranging from $1.00 to $3.60 per share. These warrants terminate in November 2002. During 1998, 5,000 shares were exercised. At December 31, 1998, 271,000 shares remained to be exercised.


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

     In January 1998, the Company completed a private placement of convertible notes with warrants, an aggregate gross principal amount of approximately $9,350,000. The notes are convertible into 3,116,667 shares of common stock and the warrants are convertible into 1,870,000 shares of common stock with an exercise

                               DECEMBER 31, 1998


price of $3.00 and an expiration date of January 2003. During 1998, one noteholder converted one of the notes into 133,333 common shares and converted certain warrants into 10,000 common shares. On July 15, 1998, accrued interest from the 1998 Notes was converted into Secondary Notes for 185,830 common shares. As of December 31, 1998, there remained warrants outstanding and convertible into 1,860,000 common shares and 3,169,164 shares convertible from the notes. The Company also issued 440,000 warrants to consultants in 1998 to purchase shares of common stock at exercise prices ranging from $1.25 to $4.375 per share. These warrants terminate in 2003. As of December 31, 1998, 140,000 shares were exercised and 300,000 shares remained to be exercised.


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

                               DECEMBER 31, 1998

     The fair value of each option grant is estimated at the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                                       1998         1997         1996
                                                     ---------    ---------    ---------
Risk-free interest rate............................       5.03%        6.15%        5.70%
Expected life......................................  2.5 years    4.8 years    4.8 years
Volatility.........................................        101%        95.5%        95.5%
Dividend yield.....................................         --           --           --

     A summary of the Company's option as of December 31, 1998, 1997 and 1996 and changes during the year ending on those dates are as follows:

                                                      OUTSTANDING OPTIONS
                                 --------------------------------------------------------------
                                    SHARES
                                 AVAILABLE FOR                                 WEIGHTED AVERAGE
                                     GRANT         SHARES       SHARE PRICE     EXERCISE PRICE
                                 -------------    ---------    -------------   ----------------
BALANCE, 12/31/1995............    1,627,964      1,432,664    $0.91 - $2.50        $1.06
Reserved.......................           --
Granted........................   (1,711,000)     1,711,000    $1.03 - $2.87        $1.10
Cancelled......................      379,974       (379,974)   $0.91 - $1.00        $0.99
Exercised......................           --       (251,252)   $1.00 - $1.25        $1.02
                                  ----------      ---------    -------------        -----
BALANCE, 12/31/1996............      296,938      2,512,438    $0.91 - $2.87        $1.09
Reserved.......................    3,000,000
Granted........................   (2,954,300)     2,954,300    $1.00 - $4.44        $2.69
Cancelled......................      858,370       (858,370)   $0.75 - $2.87        $1.18
Exercised......................           --       (247,913)   $0.75 - $1.06        $1.01
                                  ----------      ---------    -------------        -----
BALANCE, 12/31/1997............    1,201,008      4,360,455    $1.00 - $4.44        $2.16
Reserved.......................           --
Granted........................   (1,080,500)     1,080,500    $3.00 - $9.34        $7.47
Cancelled......................       13,987        (13,987)   $1.00 - $4.44        $3.47
Expired........................      (68,332)
Exercised......................           --       (769,002)   $0.75 - $4.38        $1.37
                                  ----------      ---------    -------------        -----
BALANCE, 12/31/ 1998...........       66,163      4,657,966    $1.00 - $9.34        $3.50

     As of December 31, 1998 and 1997, options to purchase 1,872,292 and 1,621,269 shares, respectively, were vested and of those, 1,285,636 and 1,547,571 shares, respectively, were immediately exercisable. The weighted average fair market value of those options granted in 1998, 1997 and 1996 was $2.54, $2.08 and $0.74, respectively.

                               DECEMBER 31, 1998

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       -------------------------------------   -------------------------------------------
                                       WEIGHTED                                WEIGHTED
                                       AVERAGE      WEIGHTED                   AVERAGE
                                      REMAINING     AVERAGE                   REMAINING        WEIGHTED
                         NUMBER      CONTRACTUAL    EXERCISE     NUMBER      CONTRACTUAL       AVERAGE
                       OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE   LIFE (YEARS)   EXERCISE PRICE
                       -----------   ------------   --------   -----------   ------------   --------------
$1.00 - $2.00........   2,108,000        7.8         $1.14      1,105,968        7.3            $1.07
$2.01 - $4.00........   1,440,466        8.6         $3.89        130,075        8.8            $3.95
$4.01 - $6.00........     106,000        9.5         $4.21         26,075        9.1            $4.15
$6.01 - $8.00........     928,500        9.5         $7.61         12,269        9.4            $7.27
$8.01 - $9.34........      75,000        9.5         $9.17         11,249        9.5            $9.15
                        ---------        ---         -----      ---------        ---            -----
          Total......   4,657,966        8.4         $3.48      1,285,636        7.5            $1.55
                        =========        ===         =====      =========        ===            =====

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

     Fair market value for the purchase rights issued under the Purchase Plan is determined under the Black-Scholes valuation model using the following assumptions for 1998, 1997 and 1996:

                                                      1998        1997        1996
                                                    --------    --------    --------
Risk-free Interest Rates..........................      5.03%       6.15%       5.70%
Expected Life.....................................  6 months    6 months    6 months
Volatility........................................       101%       95.5%       95.5%
Dividend Yield....................................        --          --          --

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

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net loss -- as reported..............................  $(17,821)   $(6,618)   $(5,968)
Net loss -- pro forma................................   (20,625)    (7,322)    (6,390)
Net loss per share -- as reported....................     (0.52)     (0.23)     (0.23)
Net loss per share -- pro forma......................     (0.60)     (0.26)     (0.24)

                               DECEMBER 31, 1998

     Supplemental Statement of Cash Flows Information

                                                              1998     1997   1996
                                                              -----    ----   ----
                                                                 (IN THOUSANDS)
Net cash paid (received) during the year for:
  Interest..................................................  $(284)   $13     $5
  Income taxes..............................................      5      6      9

     Supplemental Schedule of Noncash Investing and Financing Activities

                                                             1998       1997     1996
                                                            -------    ------    ----
                                                                 (IN THOUSANDS)
Promissory notes issued in connection with 12/98
  offering................................................  $(5,000)       --    --
Exercises of warrants and stock options...................  $  (794)       --    --
Conversion of notes payable to common stock...............  $ 1,222    $2,602    --
Issuance of notes for accrued interest
  97 Notes................................................        3        --    --
  98 Notes................................................      557        --    --

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

                                                              (IN THOUSANDS)
                                                              --------------
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

                               DECEMBER 31, 1998

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

                                                               1997      1996
                                                              ------    -------
                                                               (IN THOUSANDS)
Revenues from dental business...............................  $1,968    $ 5,514
Loss from dental business...................................     (11)    (2,504)

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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                           ADDITIONS
                                                            CHARGED
                                              BALANCE AT   TO COSTS                         BALANCE AT
                                              BEGINNING       AND                             END OF
                                              OF PERIOD    EXPENSES    DEDUCTIONS   OTHER     PERIOD
                                              ----------   ---------   ----------   -----   ----------
                                                                   (IN THOUSANDS)
Year ended December 31, 1996
  Allowance for uncollectible accounts......    $   25      $  115       $  --       $--      $  140
  Allowance for inventory...................    $  468      $   --       $(118)      $--      $  350
Year ended December 31, 1997
  Allowance for uncollectible accounts......    $  140      $  176       $(232)      $--      $   84
  Allowance for inventory...................    $  350      $  397       $(100)      $--      $  647
  Allowance for uncollectible notes.........    $   --      $1,500       $  --       $--      $1,500
Year ended December 31, 1998
  Allowance for uncollectible accounts......    $   84      $   --       $ (73)      $--      $   11
  Allowance for inventory...................    $  647      $   71       $(532)      $--      $  186
  Allowance for uncollectible notes.........    $1,500      $   --       $  --       $--      $1,500

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 16th day of June, 1999.


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


                   SIGNATURE                                       TITLE                       DATE
                   ---------                                       -----                       ----

          /s/ C. RUSSELL TRENARY, III               President and Chief Executive          June 16, 1999
------------------------------------------------    Officer

              /s/ PETER E. JANSEN                   Vice President, Finance and Chief      June 16, 1999
------------------------------------------------    Financial Officer (Principal
                                                    Financial and Accounting Officer)

              /s/ JOSEPH D. KOENIG                  Director and Chairman of the Board     June 16, 1999
------------------------------------------------

              /s/ R. DALE BOWERMAN                  Director                               June 16, 1999
------------------------------------------------

            /s/ MICHAEL S. MCFARLAND                Director                               June 16, 1999
------------------------------------------------

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

     Our report on the consolidated financial statements of Sunrise Technologies International, Inc. is included on page 27 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1998 and 1997 listed in the index of this Form 10-K/A.

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

EXHIBIT
NUMBER                             DESCRIPTION
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

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
*10.14     Form of Change of Control Agreement by and between the
           Company and its executive officers (other than the President and Chief Executive Officer)(8)
*10.15     Form of Indemnification Agreement by and between the Company and its executive officers(8)
 10.16     Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
           Subordinated Pay-In-Kind Notes Due 2001 and accompanying
           Warrants in January 1998(9)
*10.17     Form of Amended and Restated Change of Control Agreement by
           and between the Company and its President and Chief
           Executive Officer(11)
*10.18     Form of Amended and Restated Change of Control Agreement by
           and between the Company and its executive officers (other
           than the President and Chief Executive Officer)(11)
 10.19     Lease Agreement with Bayside Spinnaker Partners III, as
           lessor, for the lease of facilities at 47265 Fremont
           Boulevard, Fremont, California, dated January 23, 1998(10)
 10.20     Sublease between Avant! Corporation, as sub-sublandlord, the
           Company, as sub-subtenant, Cirrus Logic, Inc., as
           sublandlord, Avant! Corporation, as subtenant, Renco
           Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
           Avenue, Fremont, California(12)
 10.21     Form of Note and Warrant Purchase Agreement(13)
*10.22     The 1999 Long-Term Equity Compensation Plan
 21.1      Subsidiaries of the Company
 22        Power of Attorney (included on the signature pages to this
           Form 10-K)
 23.1      Consent of PricewaterhouseCoopers LLP, Independent
           Accountants
 23.2      Consent of Ernst & Young LLP, former Independent Auditors
 27        Financial Data Schedule

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