Form 10-Q
period 1999-06-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1999-08-13
CIK 846771

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-10428

                            ------------------------

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0148208
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

  3400 W. WARREN AVENUE, FREMONT, CALIFORNIA                       94538
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

                               Yes [X]     No [ ]

     Common Stock, $0.001 Par Value, 45,779,514 shares outstanding as of July 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Statements of Operations-Three and
         six months ended June 30, 1999 and 1998.....................    3
         Condensed Consolidated Balance Sheets-June 30, 1999 and
         December 31, 1998...........................................    4
         Condensed Consolidated Statements of Cash Flows-Six months
         ended June 30, 1999 and 1998................................    5
         Notes to Condensed Consolidated Financial Statements-June
         30, 1999....................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   14

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   15

Item 2.  Changes in Securities and Use of Proceeds...................   15

Item 4.  Submission of Matters to a Vote of Security Holders.........   15

Item 6.  Exhibits and Reports on Form 8-K............................   16

SIGNATURES...........................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS           SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.......................................  $     3    $   222    $     16    $   324
Cost of revenues...................................      542        625         925        884
                                                     -------    -------    --------    -------
Gross margin.......................................     (539)      (403)       (909)      (560)
Other costs and expenses:
  Engineering and development......................    1,144        515       2,511        997
  Sales, marketing and regulatory..................    1,692      1,165       3,072      1,658
  General and administrative.......................    1,270      2,917       3,691      3,849
                                                     -------    -------    --------    -------
Total other costs and expenses.....................    4,106      4,597       9,274      6,504
                                                     -------    -------    --------    -------
Loss from operations...............................   (4,645)    (5,000)    (10,183)    (7,064)
Interest income....................................      246         99         523        200
Interest expense...................................   (1,434)      (712)     (4,640)    (2,503)
                                                     -------    -------    --------    -------
Net loss...........................................  $(5,833)   $(5,613)   $(14,300)   $(9,367)
                                                     =======    =======    ========    =======
Net loss per share, basic and diluted..............  $ (0.14)   $ (0.17)   $  (0.34)   $ (0.28)
                                                     =======    =======    ========    =======
Shares used in calculation of basic and diluted net
  loss per share...................................   43,106     33,801      41,757     33,404
                                                     =======    =======    ========    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    -------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $ 19,636       $  9,889
  Accounts and other receivables, net.......................       247            135
  Inventories, net..........................................       564             11
  Other current assets......................................       463            314
                                                              --------       --------
          Total current assets..............................    20,910         10,349
  Property and equipment, net...............................     1,222            900
  Other non-current assets..................................       222            230
                                                              --------       --------
          Total assets......................................  $ 22,354       $ 11,479
                                                              ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $     35       $    730
  Accounts payable..........................................       915            694
  Accrued liabilities.......................................     1,768          2,152
                                                              --------       --------
          Total current liabilities.........................     2,718          3,576
Notes payable and other long-term liabilities...............     9,563          7,703
                                                              --------       --------
          Total liabilities.................................    12,281         11,279
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding
  Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 44,966,865 and 38,160,720 shares issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively...........................................        45             38
  Additional paid-in capital................................    81,757         60,087
  Notes receivable from common stock........................    (2,206)        (5,000)
  Deferred compensation.....................................      (340)           (42)
  Accumulated deficit.......................................   (69,183)       (54,883)
                                                              --------       --------
          Total stockholders' equity........................    10,073            200
                                                              --------       --------
Total liabilities and stockholders' equity..................  $ 22,354       $ 11,479
                                                              ========       ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................  $(14,300)   $(9,367)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       189         75
     Amortization of deferred compensation..................       315      2,622
     Amortization of debt issuance costs....................         8        182
     Warrant accretion and beneficial conversion features
      associated with 1997, 1998 and 1999 Notes.............     4,160      1,950
     Issuance of common stock for services..................        --         --
     Warrants issued to consultants in lieu of cash.........     1,081        150
     Increase in inventory reserve..........................        28         --
     Conversion of accrued interest on notes payable........       578         --
  Changes in assets and liabilities:
     Accounts receivable....................................      (112)       (62)
     Inventories............................................      (581)        85
     Other current assets...................................      (149)      (119)
     Accounts payable.......................................       221        135
     Other accrued liabilities..............................      (383)       285
     Other long-term liabilities............................      (386)       432
                                                              --------    -------
Total adjustments...........................................     4,969      5,735
                                                              --------    -------
Net cash used in operating activities.......................    (9,331)    (3,632)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................      (511)      (329)
                                                              --------    -------
Net cash used in investing activities.......................      (511)      (329)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations......................       (17)       (13)
  Issuance of common stock, net of offering costs...........     5,606      1,128
  Issuance of redeemable convertible notes, net of issuance
     costs..................................................    10,000      9,350
  Proceeds from promissory notes............................     4,000         --
  Capitalization of debt issuance costs.....................         0        (14)
                                                              --------    -------
Net cash provided by financing activities...................    19,589     10,451
                                                              --------    -------
Net increase in cash and cash equivalents...................     9,747      6,490
Cash and cash equivalents at beginning of period............     9,889      1,958
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 19,636    $ 8,448
                                                              ========    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended June 30, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission and the Amendment No. 1 to the Form 10-K/A filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at June 30, 1999 has an accumulated deficit of $69,183,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include pursuing Food and Drug Administration ("FDA") approval for the Company's Laser Thermal Keratoplasty ("LTK System") for the treatment of hyperopia (farsightedness) and increasing sales efforts in international markets to broaden the customer base for its new instrument, the Hyperion(TM) LTK System, which is in final stages of development. Management also recognizes that additional cash may be needed although at this juncture, neither the amount nor the timing has been contemplated and there can be no assurance that additional funds can be raised on terms acceptable to the Company if at all. The Company raised approximately $10,000,000, net of offering costs, in the form of convertible promissory notes with warrants in January, 1999.

 2. CONCENTRATION OF RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in the United States, in U.S. Treasury and U.S. Agency obligations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     The Company's activities are subject to extensive regulation by the FDA and similar health authorities in certain foreign countries. The LTK System is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a Pre-Market Approval ("PMA") application by the FDA prior to commercial sale in the United States. The PMA process (and underlying clinical studies) is lengthy; the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK System and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain in a timely manner, if at all, the final FDA approval in the United States for intended uses of the LTK System, or for any other devices which the Company may seek approvals or clearances.

     Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1999

     In addition, the introduction of the Company's products in foreign countries may require obtaining both U.S. and individual foreign regulatory clearances in numerous countries. Although the Company's products have been sold in approximately 15 countries, sales of the LTK System require rigorous regulatory approvals before being sold in the United States and certain other countries. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the United States or foreign markets.

     The Company has developed to date a large amount of clinical data on the safety and efficacy of the LTK System in correcting hyperopia and it continues to develop additional data on the long-term safety and efficacy. The FDA has not yet determined whether the LTK System will prove to be safe or effective for the predictable and reliable treatment of hyperopia or other common vision problems. There can be no assurance that long-term safety and efficacy data, when collected, will be consistent with the clinical trial results previously obtained or will demonstrate that the LTK System can be used safely and successfully to treat hyperopia in a broad segment of the population on a long-term basis.

     The PMA for the LTK System was filed with the FDA in December 1998. We appeared before the Ophthalmic Devices Panel ("Panel"), an advisory committee of the FDA, on July 22, 1999 to present the results of our clinical trial for the correction of hyperopia from +0.75 to +2.50 diopters. The Panel requested additional long-term data and did not make a recommendation for approval at that time. While we are disappointed with the Panel's recommendation, we are working with the FDA staff to determine what information and additional data are needed to advance the regulatory review.

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

 4. NET LOSS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 8,372,519 and 7,580,557 common equivalent shares as of June 30, 1999 and 1998 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

 5. REVENUE RECOGNITION

     Revenues are recognized at time of shipment. A provision for the estimated future cost of product warranty is made at the time a sale is recorded.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1999

 6. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1999
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Raw materials...............................................   $ 394        $  11
Work-in-process.............................................      65           20
Finished goods..............................................     319          166
                                                               -----        -----
                                                                 778          197
Less reserves...............................................    (214)        (186)
                                                               -----        -----
Inventory, net..............................................   $ 564        $  11
                                                               =====        =====

     Most components used in the Company's laser systems are purchased from outside sources. Although some of the parts and components used by the Company for the manufacture of its products are available from multiple sources, many of the Company's purchased components are from a single source in an effort to establish strong vendor relationships and long term supplier commitments. The lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company's products.

 7. ISSUANCE OF 1999 CONVERTIBLE NOTES ("1999 NOTES")

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. The 1999 Notes are convertible into shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable semi-annually in cash or by the issuance of additional convertible notes at the Company's option, and contain certain conversion features. The single purchaser of the 1999 Notes will be required to convert one-half of the principal amount of the 1999 Notes into shares of the Company's Common Stock, at a conversion price of $4.00 per share, on the date the Company receives conditional approval for the PMA application from the Ophthalmic Devices Panel of the FDA. The investor will also be required to convert the remaining portion of the 1999 notes into shares of Common Stock at a conversion price $8.00 per share, on the date the Company receives FDA approval to market the LTK System in the United States.

     Warrants to purchase 148,950 shares of the Company's Common Stock were issued in conjunction with the 1999 Notes with an exercise price of $0.01 per share and an expiration date of December 31, 2003. The warrants issued in connection with the 1999 Notes had a fair market value of approximately $5.93 per warrant at the time of issuance based on the Black Scholes valuation Model. The fair market value of the 1999 warrants will be reflected as additional consideration for the 1999 Notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the 1999 Notes.

     The Company recorded approximately $2,523,000 as non-cash expenses associated with the debt financing costs and amortization of deferred compensation of warrants issued in connection with the 1999 financings.

     On June 1, 1999 the Company announced a warrant acceleration program to all of the Company's warrant holders pursuant to which the holders were able to exercise all or part of their warrants in exchange for an unsecured promissory note instead of cash. The note matures on October 15, 1999 and bears interest at the

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1999

rate of 8%, and 12% if the note is not paid when due. To date, 150,000 warrants have been exercised pursuant to this program and $656,250 in notes have been issued to the Company by warrant holders.

 8. AUTOMATIC CONVERSION OF 1998 CONVERTIBLE NOTES ("1999 NOTES")

     On April 22, 1999, the Company elected to exercise the automatic conversion feature of the 1998 12% Convertible Notes and paid its final interest payment to note-holders pro-rata in cash, instead of in Common Stock. The Company had the right to convert the notes into Common Stock when the share price of the Company's Common Stock averaged over $10.00 per share for 30 consecutive trading days.

 9. COMPREHENSIVE INCOME

     The Company has adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the three- and six-month periods ended June 30, 1998 and 1999 there were no material differences between comprehensive income and net income.

10. NEW ACCOUNTING PRONOUNCEMENT

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

11. LEGAL PROCEEDINGS

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

     On July 13, 1999, the Company filed two suits in the United States District Court for the Northern District of California against (i) Sturza's Institutional Research, Inc. and Evan Sturza (Number C99-3393 CQAL); and (ii) Avalon Research group, Inc. ("ARG") (Number C99-3394 CAL) for defamation. Sturza's Institutional Research ("SIR") publishes a weekly newsletter to its investor-subscribers and others. SIR analyzes publicly traded companies in the healthcare sector. SIR is part of a family of companies under common control and in medical technology investment. ARG specializes in writing, publishing, and selling

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1999

weekly written investment and money management reports on publicly traded companies. ARG's reports are available to paying subscribers and others. The complaint alleges that SIR, ARG, and others associated with them issued and disseminated a report which defamed the Company and lead to the devaluation of the Company's shares. Both complaints request injunctive relief, including the cessation of the publication of all misleading statements, a retraction, and payment of monetary damages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     All statements contained herein that are not historical facts including, but not limited to statements regarding our plans for future development and operation of our business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business on terms satisfactory to the Company; changes in labor, equipment and capital costs; our inability to obtain the necessary authorizations from the FDA to enable us to market our products domestically; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission ("SEC"). We wish to caution readers not to place undue reliance on any such forward-looking statements, which are made, based on our views as of this date.

     Sunrise develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering, development, manufacturing, assembly and testing take place at our facility in Fremont, California. Prior to June 26, 1997, we developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry.

     Over the last seven years, Sunrise has not been profitable. Since early 1997, following a management reorganization and refocus of business strategies from the dental devices to ophthalmic devices, our Company has devoted its capital and human resources to the development of the holmium laser corneal shaping instrument, a process known as the LTK System. These development efforts have consumed significant amounts of our working capital and required seeking additional cash to support their continuation. The Company does not currently sell its ophthalmic devices in the United States and will not be able to until it receives approval from the FDA. Sales of our ophthalmic instruments to international markets will not, for the near future, yield sufficient cash to sustain our operations. Up to now we have been able to raise additional working capital through the private placements of our Common Stock and convertible notes with warrants. These private placements raised an aggregate of $15,296,000 in 1994, 1995 and 1996 in the form of new equity. In February and March of 1997, we raised approximately $3,700,000 in the form of promissory notes with warrants. Again in January, 1998, we raised approximately $9,350,000 through convertible promissory notes with warrants (the "1998 Notes Placement")followed by another round of financing of approximately $11,800,000 in the form of a Common Stock offering in December of that year. Once again in January of 1999 we raised $10,000,000 in the form of convertible promissory notes with warrants (the "1999 Notes Placement").

     The Company's current operations continue to be cash flow negative, which continues to strain our working capital resources. At our current rate of cash expenditures, we may need to raise additional working capital to fund operations. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders and us. If funds are not available to satisfy both our short-term and long-term operating requirements, we may be required to limit or suspend our operations in their entirety or, under certain circumstances, be forced to seek protection from creditors. Our long-term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing.

     On May 10, 1999, the FDA informed us that the PMA application was tentatively scheduled for review by the Ophthalmic Devices Panel at its scheduled meeting to take place on July 22, 1999. At the July 22nd meeting, the Panel requested that Sunrise provide additional long-term data and did not make a recommendation for approval at this time. While we are disappointed with the Panel's decision, management is working closely with the FDA staff and is intent on resolving all issues and questions to the satisfaction of the FDA that will lead to final approval. Following the Panel's decision we responded to frequently asked questions from investors and the general public regarding our regulatory and business development strategies by posting them on our website at www.sunrise-tech.com.

FINANCIAL CONDITION

     As of June 30, 1999, the Company had $19,636,000 in cash and cash equivalents. The Company's operating activities used $9,331,000 in the six months ended June 30, 1999 and used $3,623,000 in cash during the same period in 1998. Substantial portions of the 1998 and 1999 operations were funded with the proceeds of a series of private placements. The 1998 Notes Placement had aggregate net proceeds of approximately $9,350,000 and the 1999 Notes Placement generated aggregate net proceeds of $10,000,000.

     Our current operations continue to be cash flow negative, limiting our working capital resources. Working capital at June 30, 1999 amounted to approximately $18,192,000. At December 31, 1998, working capital amounted to approximately $6,773,000. Our ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes existing working capital will provide sufficient funds for the Company's planned operations through mid-2000.

RESULTS OF OPERATIONS

     Revenues for the three- and six-month periods ended June 30, 1999 totaled $3,000 and $16,000, respectively, compared to $222,000 and $324,000, respectively, for the same periods of 1998. Revenues for 1998 were the result of sales of SUN1000 ophthalmic laser units to international markets and domestic sales of Paradigm dental units. Sunrise Technologies is no longer engaged in the sale of dental units and the SUN1000 production was discontinued in 1999 as the Hyperion(TM) LTK System, the Company's new Laser Thermal Keratoplasty instrument, is in final stages of development. Revenues for 1999 represent sales of accessory parts for older machines on the market.

     The high manufacturing costs and virtually no product sales account for the negative gross margins for the three- and six-month periods ended June 30, 1999. These manufacturing costs are those associated with the production of initial test units of our LTK Hyperion(TM) System.

     Engineering and development expenses totaled $1,144,000 and $2,511,000, respectively, for the three-and six-month periods ended June 30, 1999, compared to $515,000 and $997,000, respectively, for the same period in 1998. The 122% increase and 152% increase in engineering and development expenses for the three-and six-month periods of 1999, respectively, over the same periods of 1998 are the result of a significant ramp-up in development costs of the Hyperion(TM)LTK System.

     Sales, marketing and regulatory costs were $1,693,000 and $3,071,000 for the three- and six-month periods ended June 30, 1999, compared to $1,165,000 and $1,658,000 for the same periods in 1998. These increases of 45% for the three-month period and 85% for the six-month period ended June 30, 1999, over the same periods of 1998, are due to an increase in regulatory activities with the ongoing clinical trials and marketing efforts in preparation to launch the Hyperion(TM)LTK System.

     General and administrative expenses were $1,270,000 and $3,691,000 for the three- and six-month periods ended June 30, 1999, compared to $2,917,000 and $3,849,000 for the same periods of 1998. Of these total general and administrative expenses, approximately $14,000 and $1,397,000 in the three- and six-month periods ended June 30, 1999, respectively, are non-cash expenses attributable to the costs for warrants issued and compensation charges associated with the issuance of nonstatutory stock options. For the same periods of 1998, $2,095,000 and $2,606,000, respectively, were attributable to the same type of non-cash expenses. The general and administrative cash expenses for the three- and six-month periods of 1999 are 53% and 85% higher than those for the same periods of 1998. This increases in cash expenses is due to an increase in personnel, facilities and general expenses associated with the Company's expansion.

     Net interest and other expense for the three- and six-month periods ended June 30, 1999 were $1,433,000 and $4,640,000, respectively as compared to $712,000 and $2,503,000, respectively for the same periods of 1998. Of the total interest expense for the six months ended June 30, 1999, 90% or $4,169,000 was the result of non-cash charges for the 1999, 1998 and 1997 financings. These non-cash charges originate from the calculation of the fair market value of convertible notes and the fair market value of warrants associated with the placement of the convertible notes. The effective financing costs for the convertible promissory notes, which include the nominal interest rates, the non cash charges associated with the notes and warrants and the placement costs, are 21% for the 1997 Notes, 26% for the 1998 Notes and 16% for the 1999 Notes.

     The net loss for the three- and six month periods ended June 30, 1999 of $5,833,000 and $14,300,000, respectively, was due to the significant investment in development, marketing and regulatory activities aimed at obtaining FDA approval and market launch of our Hyperion(TM) LTK System to treat hyperopia. There have been no product revenues during this period to offset these expenses. Approximately $5,566,000, or 39% of the 1999 six months net losses were due to non-cash charges, as commented above.

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. Over the coming months we will be working very diligently together with the FDA to satisfy all of the requirements that management believes will lead to FDA approval of our Hyperion(TM) LTK System. We will also be concentrating marketing efforts on certain international markets to broaden the knowledge and understanding of the Hyperion(TM) LTK System benefits. These continued activities would require the use of cash. Although we believe we have sufficient working capital for the continued development of our Hyperion(TM) LTK System through mid-2000, in order to launch the System in the United States once we have obtained final approval from the FDA, we most probably will need additional funds. Additional working capital resources may come from debt or equity offerings. If we are unable to raise the necessary working capital in a timely fashion, it may be necessary for us to curtail or suspend operations in their entirety.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to
00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company utilized both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. As of June 30, 1999, the estimated costs of these reprogramming efforts have been approximately $250,000. All of the Company's reprogramming efforts and testing were completed by July 1, 1999. This process included obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. These confirmations were sent to all primary vendors and the majority has replied with written confirmations. However, there can be no assurance that the systems of other companies, and especially a single source primary vendor, on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     We are not expecting to have material accounts receivable exposure, or a significant amount of pending revenues with any one customer on December 31, 1999 and, therefore, verification of customer Year 2000 compliance is not being pursued by the Company at this time. Any failure to pay in a timely manner, or place orders for the Company's products, by a significant number of individual customers or by a customer with a material accounts receivable balance, due to Year 2000 compliance issues could have material adverse effects on the Company's business, financial condition or results of operations.

     The Company believes that it has reviewed adequately, together with its most significant suppliers, the issues related to Year 2000 such that it believes no contingency plan is required at this time. Management will continue to evaluate its status regarding Year 2000 compliance to assess whether a contingency plan will be required.

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

     On July 13, 1999, the Company filed two suits in the United States District Court for the Northern District of California against (i) Sturza's Institutional Research, Inc. and Evan Sturza (Number C99-3393 CQAL); and (ii) Avalon Research group, Inc. ("ARG") (Number C99-3394 CAL) for defamation. Sturza's Institutional Research ("SIR") publishes a weekly newsletter to its investor-subscribers and others. SIR analyzes publicly traded companies in the healthcare sector. SIR is part of a family of companies under common control and in medical technology investment. ARG specializes in writing, publishing, and selling weekly written investment and money management reports on publicly traded companies. ARG's reports are available to paying subscribers and others. The complaint alleges that SIR, ARG, and others associated with them issued and disseminated a report which defamed the Company and lead to the devaluation of the Company's shares. Both complaints request injunctive relief, including the cessation of the publication of all misleading statements, a retraction, and payment of monetary damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company, as a Delaware corporation, is subject to Chapter 1, Title 8,
Section 170 of the Delaware Corporation Law which provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has not had surplus during the past fiscal year and did not have surplus during the first two quarters of fiscal year 1999 and, therefore, the Company does not plan to declare and pay dividends on its Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on April 30, 1999. At the annual meeting, the following matters were considered and voted upon:

     1. The election of two Class III directors, each to serve a three-year term expiring upon the annual meeting of stockholders to be held in the year 2002, or until his respective successor is elected and qualified.

     2. The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 1999.

     3. The approval of the adoption of the 1999 Long-term Equity Compensation Plan which reserved 2.1 million shares of the Company's Common Stock for issuance thereunder.

     With respect to the election of directors, the following votes were cast for each nominee:

                                                                 FOR        WITHHELD
                                                              ----------    --------
Joseph D. Koenig............................................  33,535,602    696,276
Russell Trenary III.........................................  33,564,535    667,343

     There were 7,870,418 broker non-votes.

     With respect to the ratification of the appointment of independent accountants, 33,700,245 shares voted FOR the ratification of independent accountants, 371,893 shares voted AGAINST the ratification of independent accountants, 159,740 shares ABSTAINED from voting on the ratification of independent accountants, and there were no broker non-votes.

     With respect to the approval of the adoption of the 1999 Long-Term Equity Compensation Plan, 30,385,789 shares voted FOR the adoption of the plan, 2,951,080 shares voted AGAINST the adoption of the plan, 895,009 shares ABSTAINED from voting on the adoption of the plan, and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

   EXHIBIT
   NUMBER                            DESCRIPTION
   -------                           -----------
    27       Financial Data Schedule

B. REPORTS ON FORM 8-K

     The Company filed the following reports on Form 8-K during the period ended June 30, 1999:

          (a) Report on Form 8-K dated April 6, 1999 to report an amendment and restatement of the Company's 1999 Long-Term Equity Compensation Plan (the "Plan"), established as of March 20, 1999, in order to decrease the number of shares available under the Plan from 2,600,000 to 2,100,000. As a result of the approval by the Company's shareholders at the 1999 Annual Meeting of Shareholders, the Plan became effective as of April 6, 1999.

          (b) Report on Form 8-K dated May 5, 1999 to announce that it will convert its 12% Convertible Subordinated Pay-In-Kind Notes Due 2001 into common stock effective April 22, 1999. In addition, the company will pay its final interest payment to the note -- holders pro-rata in cash, instead of in common stock.

          (c) Report on Form 8-K dated March 20, 1999 to report the resignation of Timothy A. Marcotte as Director of the Company. (Previously omitted from the periodic report on Form 10-Q for the period ended March 31, 1999).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
Date:     August 13, 1999                                              By: /s/ C. RUSSELL TRENARY, III
                                                              -------------------------------------------------
                                                                    President and Chief Executive Officer
                                                                        (Principal Executive Officer)

Date:     August 13, 1999                                                  By: /s/ PETER E. JANSEN
                                                              -------------------------------------------------
                                                                         Vice President, Finance and
                                                                           Chief Financial Officer
                                                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 27        Financial Data Schedule