Form 10-Q
period 1999-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 1999-11-15
CIK 846771

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-10428

                            ------------------------

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0148208
(STATE OR OTHER JURISDICTION OF INCORPORATION       (IRS EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

  3400 W. WARREN AVENUE, FREMONT, CALIFORNIA                       94538
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 623-9001

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common Stock, $0.001 Par Value, 46,146,229 shares outstanding as of November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Statements of Operations -- Three and
         nine months ended September 30, 1999 and 1998...............    3
         Condensed Consolidated Balance Sheets -- September 30, 1999
         and December 31, 1998.......................................    4
         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended September 30, 1999 and 1998....................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   13

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   14
Item 2.  Changes in Securities and Use of Proceeds...................   14
Item 6.  Exhibits and Reports on Form 8-K............................   14

SIGNATURES...........................................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................    $     6    $   180    $     21    $    504
Cost of revenues................................        616        615       1,540       1,499
                                                    -------    -------    --------    --------
Gross margin....................................       (610)      (435)     (1,519)       (995)
                                                    -------    -------    --------    --------
Other costs and expenses:
  Engineering and development...................        954        621       3,465       1,618
  Sales, marketing and regulatory...............      2,023        822       5,094       2,480
  General and administrative....................      1,330      1,060       5,022       4,909
                                                    -------    -------    --------    --------
          Total operating expenses..............      4,307      2,503      13,581       9,007
                                                    -------    -------    --------    --------
Loss from operations............................     (4,917)    (2,938)    (15,100)    (10,002)
Interest income.................................        181         89         704         289
Interest expense................................     (1,048)      (719)     (5,687)     (3,222)
                                                    -------    -------    --------    --------
          Net loss..............................    $(5,784)   $(3,568)   $(20,083)   $(12,935)
                                                    =======    =======    ========    ========
          Net loss per share, basic and
            diluted.............................    $ (0.13)   $ (0.10)   $  (0.47)   $  (0.38)
                                                    =======    =======    ========    ========
Shares used in calculation of basic and diluted
  net loss per share............................     45,746     34,311      43,101      33,707
                                                    =======    =======    ========    ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Current assets:
Cash and cash equivalents...................................    $ 14,639         $  9,889
  Accounts and other receivables, net.......................         256              135
  Inventories...............................................       1,312               11
  Other current assets......................................       1,093              314
                                                                --------         --------
          Total current assets..............................      17,300           10,349
  Property and equipment, net...............................       1,285              900
  Other non-current assets..................................         222              230
                                                                --------         --------
          Total assets......................................    $ 18,807         $ 11,479
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $     35         $    730
  Accounts payable..........................................         808              694
  Accrued liabilities.......................................       2,023            2,152
                                                                --------         --------
          Total current liabilities.........................       2,866            3,576
Notes payable and other long-term liabilities...............       9,864            7,703
                                                                --------         --------
          Total liabilities.................................      12,730           11,279
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding.................
  Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 45,946,299 and 38,160,720 shares issued and
     outstanding at September 30, 1999 and December 31,
     1998, respectively.....................................          46               38
  Additional paid-in capital................................      83,523           60,087
  Notes receivable from common stock........................      (2,206)          (5,000)
  Deferred compensation.....................................        (320)             (42)
  Accumulated deficit.......................................     (74,966)         (54,883)
                                                                --------         --------
          Total stockholders' equity........................       6,077              200
                                                                --------         --------
          Total liabilities and stockholders' equity........    $ 18,807         $ 11,479
                                                                ========         ========

                             See accompanying notes

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net loss....................................................  $(20,083)   $(12,935)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       306         121
     Amortization of deferred compensation..................       335       2,815
     Amortization of debt issuance costs....................         8         195
     Warrant accretion and beneficial conversion features
      associated with 1997, 1998 and 1999 Notes.............     5,072       2,186
     Issuance of common stock for services..................        --         150
     Provision for excess and obsolete inventory............        12        (161)
     Warrants issued to consultants in lieu of cash.........     1,081          --
     Provision for doubtful accounts........................        (8)         --
     Conversion of accrued interest on notes payable........       578         403
  Changes in assets and liabilities:
     Accounts receivable....................................      (113)        116
     Inventories............................................    (1,313)        288
     Other current assets...................................      (779)       (317)
     Other non-current assets...............................        --        (218)
     Accounts payable.......................................       114         265
     Other accrued liabilities..............................      (129)        632
     Other long-term liabilities............................      (255)        244
                                                              --------    --------
          Total adjustments.................................     4,909       6,719
                                                              --------    --------
Net cash used in operating activities.......................   (15,174)     (6,216)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................      (691)       (469)
                                                              --------    --------
Net cash used in investing activities.......................      (691)       (469)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on capital lease obligations......................       (29)        (26)
  Issuance of common stock, net of offering costs...........     6,644       1,200
  Issuance of redeemable convertible notes, net of issuance
     costs..................................................    10,000       9,350
  Proceeds from promissory notes............................     4,000          --
  Capitalization of debt issuance costs.....................        --         (14)
                                                              --------    --------
Net cash provided by financing activities...................    20,615      10,510
                                                              --------    --------
Net increase in cash and cash equivalents...................     4,750       3,825
Cash and cash equivalents at beginning of period............     9,889       1,958
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 14,639    $  5,783
                                                              ========    ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended September 30, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission and the Amendment No. 1 to the Form 10-K/A filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at September 30, 1999 has an accumulated deficit of $74,966,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include pursuing Food and Drug Administration ("FDA") approval for the Company's Laser Thermal Keratoplasty System ("LTK System") for the treatment of hyperopia (farsightedness) and increasing sales efforts in international markets to broaden the customer base for its new instrument, the Hyperion(TM) LTK System, which is in final stages of development. Management also recognizes that additional cash may be needed, although at this juncture, neither the amount nor the timing has been contemplated and there can be no assurance that additional funds can be raised on terms acceptable to the Company if at all. The Company raised approximately $10,000,000, net of offering costs, in the form of convertible promissory notes with warrants in January, 1999.

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

     The Company's activities are subject to extensive regulation by the FDA and similar health authorities in certain foreign countries. The LTK System is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a Pre-Market Approval ("PMA") application by the FDA prior to commercial sale in the United States. The PMA process (and underlying clinical studies) is lengthy; the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK System and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain in a timely manner, if at all, the final FDA approval in the United States for intended uses of the LTK System, or for any other devices for which the Company may seek approvals or clearances.

     Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

                    SUNRISE TECHNOLOGIES INTERNATIONAL INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

 4. NET LOSS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. To calculate diluted EPS, 7,596,433 and 6,889,621 common equivalent shares were excluded for the period ended September 30, 1999 and 1998 respectively, as their effect is anti-dilutive.

 5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    (IN THOUSANDS)
Raw materials..............................................     $  987           $  11
Work-in-process............................................        289              20
Finished goods.............................................        234             166
                                                                ------           -----
                                                                 1,510             197
Less reserves..............................................       (198)           (186)
                                                                ------           -----
Inventory, net.............................................     $1,312           $  11
                                                                ======           =====

     Most components used in the Company's laser systems are purchased from outside sources. Although some of the parts and components used by the Company for the manufacture of its products are available from multiple sources, many of the Company's components are purchased from a single source in an effort to establish strong vendor relationships and long term supplier commitments. The lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company's products.

 6. ISSUANCE OF 1999 CONVERTIBLE NOTES

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. The 1999 Notes are convertible into shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable semi-annually in cash or by the issuance of additional convertible notes at

                    SUNRISE TECHNOLOGIES INTERNATIONAL INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

     Warrants to purchase 148,950 shares of the Company's Common Stock were issued in conjunction with the 1999 Notes with an exercise price of $0.01 per share and an expiration date of December 31, 2003. The 1999 Warrants issued had a fair market value of approximately $5.93 per Warrant at the time of issuance based on the Black Scholes Valuation Model. The fair market value of the 1999 Warrants will be reflected as additional consideration for the 1999 Notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the 1999 Notes.

     The Company recorded approximately $2,523,000 as non-cash expenses associated with the debt financing costs and amortization of deferred compensation of warrants issued in connection with the 1999 financings.

     In June 1999 the Company announced a warrant acceleration program to all of the Company's warrant holders pursuant to which the holders were able to exercise all or part of their warrants in exchange for an unsecured promissory note instead of cash. The notes matured on October 15, 1999 and bore interest at the rate of 8%, increasing to 12% if not paid when due. As of November 12, 1999, a warrant to purchase 150,000 shares has been exercised pursuant to this program and a $656,250 promissory note has been issued to the Company by warrant holders. As of November 10, 1999, this note remains outstanding.

7. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. To date, the Company has not engaged in derivative and hedging activities.

8. LEGAL PROCEEDINGS

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. (Danville Manufacturing, Inc. d/b/a/ Danville Engineering v. Sunrise Technologies International, Inc. C98-02123) The Company entered into a settlement agreement with Danville Engineering on April 21, 1999. Pursuant to this agreement, the Company agreed to pay to Danville $120,000 and assign to Danville a secured promissory note in the principal amount of $1,500,000 issued by Lares Research, a California corporation, in connection with the sale of the Company's dental business on June 26, 1997. The note is subject to offset for certain claims by Lares Research and Danville has an option either to reject the note and reassign it to the Company, in which event the Company will pay Danville an additional $200,000, or accept the note, in which event the proceeds, less any costs of collection, will be split equally between the Company and Danville.

     On July 13, 1999, the Company filed two suits in the United States District Court for the Northern District of California against (i) Sturza's Institutional Research, Inc. and Evan Sturza (Number C99-3393

                    SUNRISE TECHNOLOGIES INTERNATIONAL INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

CQAL); and (ii) Avalon Research Group, Inc. ("ARG") (Number C99-3394 CAL) for defamation. Sturza's Institutional Research ("SIR") publishes a weekly newsletter to its investor-subscribers and others. SIR analyzes publicly traded companies in the healthcare sector. SIR is part of a family of companies under common control in medical technology investment. ARG specialized in writing, publishing, and selling weekly written investment and money management reports on publicly traded companies. ARG's reports are available to paying subscribers and others. The complaint alleges that SIR, ARG, and others associated with them issued and disseminated a report which defamed the Company and led to the devaluation of the Company's shares. Both complaints request injunctive relief, including the cessation of the publication of all misleading statements, a retraction, and payment of monetary damages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     All statements contained herein that are not historical facts including, but not limited to statements regarding our plans for future development and operation of our business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business on terms satisfactory to the Company; changes in labor, equipment and capital costs; our inability to obtain the necessary authorizations from the FDA to enable us to market our products domestically; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; litigation; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission ("SEC"). We wish to caution readers not to place undue reliance on any such forward-looking statements, which are made based on our views as of this date.

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

     Over the last seven years Sunrise has not been profitable. Since early 1997, following a management reorganization and refocus of business strategies from the dental devices to ophthalmic devices, our Company has devoted its capital and human resources to the development of the holmium laser corneal shaping instrument, which utilizes a process known as the LTK System. These development efforts have consumed significant amounts of our working capital and required us to seek additional cash to support their continuation. The Company does not currently sell its ophthalmic devices in the United States and will not be able to until it receives approval from the FDA. Sales of our ophthalmic instruments in international markets will not, for the near future, yield sufficient cash to sustain our operations. Up to now we have been able to raise additional working capital through the private placements of our common stock and convertible notes with warrants. These private placements raised an aggregate of $15,296,000 in 1994, 1995 and 1996 in the form of new equity. In February and March of 1997 we raised approximately $3,700,000 in the form of promissory notes with warrants. Again in January, 1998 we raised approximately $9,350,000 through convertible promissory notes with warrants followed by another round of financing of approximately $11,800,000 in the form of a common stock offering in December of that year. Once again in January of 1999 we raised $10,000,000 in the form of convertible promissory notes with warrants.

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

     The PMA for the LTK System was filed with the FDA in December 1998. We appeared before the Ophthalmic Devices Panel, an advisory committee of the FDA, on July 22, 1999 to present the results of our clinical trial for the correction of hyperopia from +0.75 to +2.50 diopters. The Panel requested additional long-term data and recommended that the FDA not approve the LTK System at that time.

     Since the July 22, 1999 panel meeting, we have prepared an amendment to the PMA application for the reduction of hyperopia within the range of +0.75 to +2.5 diopters. We have had several meetings with the FDA Ophthalmic Devices Branch to review our PMA submission and on November 2, 1999 we filed an amended PMA. We expect to return to the Panel in the first quarter of 2000 for a review of this amended PMA. The amended PMA contains a substantial increase in the number of patients followed through two years compared to that presented at the July Panel meeting and quantifies and explains postoperative changes that LTK patients may experience in refractive effect over time.

FINANCIAL CONDITION

     As of September 30, 1999, the Company had $14,639,000 in cash and cash equivalents. The Company's operating activities used $15,174,000 in the nine months ended September 30, 1999 and used $6,216,000 in cash during the same period in 1998. Substantial portions of the 1998 and 1999 operations were funded with the proceeds of a series of private placements. The 1998 Notes Placement had aggregate net proceeds of approximately $9,350,000 and the 1999 Notes Placement generated aggregate net proceeds of $10,000,000. The Company also raised $11,800,000 in the form of a common stock offering in December 1998.

     Our current operations continue to be cash flow negative, limiting our working capital resources. Working capital at September 30, 1999 amounted to approximately $14,434,000. At December 31, 1998, working capital amounted to approximately $6,773,000. Our ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. Management believes existing working capital will provide sufficient funds for the Company's planned operations through mid 2000.

RESULTS OF OPERATIONS

     Revenues for the three- and nine-month periods ended September 30, 1999 totaled $6,000 and $21,000, respectively, compared to $180,000 and $504,000, respectively, for the same periods of 1998. Revenues for 1998 were the result of sales of SUN1000 ophthalmic laser units in international markets and domestic sales of Paradigm dental units. Sunrise Technologies is no longer engaged in the sale of dental units and the SUN1000 production was discontinued in 1999 as the Hyperion(TM) LTK System, the Company's new Laser Thermal Keratoplasty instrument, is in final stages of development. Revenues for 1999 represent sales of accessory parts for older machines on the market.

     Unabsorbed manufacturing costs and virtually no product sales account for the negative gross margins for the three- and nine-month periods ended September 30, 1999. These manufacturing costs are those associated with the production of initial test units of our LTK Hyperion(TM) System.

     Engineering and development expenses totaled $954,000 and $3,465,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to $621,000 and $1,618,000, respectively, for the same periods in 1998. The 114% increase in engineering and development expenses for the nine-month period of 1999 over 1998 is the result of a significant ramp-up in development costs of the Hyperion(TM) LTK System.

     Sales, marketing and regulatory costs were $2,023,000 and $5,094,000 for the three- and nine-month periods ended September 30, 1999, compared to $822,000 and $2,480,000 for the same periods in 1998. This increase of 105% for the nine-month period of 1999 over 1998 is due to an increase in regulatory activities with the ongoing clinical trials and marketing efforts in preparation to launch the Hyperion(TM) LTK System.

     General and administrative expenses were $1,330,000 and $5,022,000 for the three- and nine-month periods ended September 30, 1999, compared to $1,060,000 and 4,909,000 for the same periods of 1998. Approximately $1,417,000 of general and administrative expenses in the nine-month period ending September 30, 1999 are from non-cash costs for warrants issued and compensation charges associated with the issuance of Non Qualified Stock Options. For the nine months of 1998, $2,623,000 of general and administrative expenses was attributable to non-cash expenses. The general and administrative cash expenses for the nine months of 1999 are 58% higher than those for the same period of 1998. Such an increase in expenses is due to an increase in personnel, facilities and general expenses associated with the Company's expansion.

     Net interest expense for the three- and nine-month periods ended September 30, 1999 were $867,000 and $4,983,000, respectively as compared to $630,000 and $2,933,000, respectively for the same periods of 1998. Of the total gross interest expense for the nine months ended September 30, 1999, 89% or $5,082,000 was the result of non-cash charges for the 1999, 1998 and 1997 financings. These non-cash charges originate from the calculation of the fair market value of convertible notes and the fair market value of warrants associated with the placement of the convertible notes. The effective financing costs for the convertible promissory notes, which include the nominal interest rates, the non cash charges associated with the notes and warrants and the placement costs, are 21% for the 1997 Notes, 26% for the 1998 Notes and 16% for the 1999 Notes.

     The net loss for the three- and nine month periods ended September 30, 1999 of $5,784,000 and $20,083,000, respectively, was due to the significant investment in development, marketing and regulatory activities aimed at obtaining FDA approval and market launch of our Hyperion(TM) LTK System to treat hyperopia. There have been no significant product revenues during these periods to offset these expenses. Approximately $6,499,000, or 32% of the 1999 nine months net losses were due to non-cash charges, as commented above.

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. Over the coming months we will be working very diligently together with the FDA to satisfy all of the requirements that will lead to their approval of our Hyperion(TM) LTK System. We will also be concentrating marketing efforts on certain international markets to broaden the knowledge and understanding of the Hyperion(TM) LTK System benefits. These continued activities would require the use of cash. Although we believe we have sufficient working capital for the continued development of our Hyperion(TM) LTK System, we most probably will need additional funds to launch the System in the United States once we have obtained final approval from the FDA. Additional working capital resources may come from debt or equity offerings. If we are unable to raise the necessary working capital in a timely fashion, it may be necessary for us to curtail or suspend operations in their entirety.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two-digit year value to
00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company utilized both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. As of September 30, 1999, the estimated costs of these reprogramming efforts have been approximately $250,000. All of the Company's reprogramming efforts and testing were completed by July 1, 1999. This process included obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. These confirmations were sent to all primary vendors and the majority have replied with written confirmations. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner, or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The Company believes that it has reviewed adequately, together with its most significant suppliers, the issues related to Year 2000 such that no additional contingency plans are required at this time.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Danville Manufacturing, Inc. (d.b.a. Danville Engineering) ("Danville") filed a suit in the Superior Court of California, County of Contra Costa, against the Company, claiming monetary damages for disputed invoices of approximately $200,000 and alleging misappropriation of intellectual property. (Danville Manufacturing, Inc. d/b/a/ Danville Engineering v. Sunrise Technologies International, Inc. C98-02123) The Company entered into a settlement agreement with Danville Engineering on April 21, 1999. Pursuant to this agreement, the Company agreed to pay to Danville $120,000 and assign to Danville a secured promissory note in the principal amount of $1,500,000 issued by Lares Research, a California corporation, in connection with the sale of the Company's dental business on September 26, 1997. The note is subject to offset for certain claims by Lares Research and Danville has an option either to reject the note and reassign it to the Company, in which event the Company will pay Danville an additional $200,000, or accept the note, in which event the proceeds, less any costs of collection, will be split equally between the Company and Danville.

     On July 13, 1999, the Company filed two suits in the United States District Court for the Northern district of California against (i) Sturza's Institutional Research, Inc. and Evan Sturza (Number C99-3393 CQAL); and (ii) Avalon Research group, Inc. ("ARG") (Number C99-3394 CAL) for defamation. Sturza's Institutional Research ("SIR") publishes a weekly newsletter to its investor-subscribers and others. SIR analyzes publicly traded companies in the healthcare sector. SIR is part of a family of companies under common control in medical technology investment. ARG specialized in writing, publishing, and selling weekly written investment and money management reports on publicly traded companies. ARG's reports are available to paying subscribers and others. The complaint alleges that SIR, ARG, and others associated with them issued and disseminated a report which defamed the Company and led to the devaluation of the Company's shares. Both complaints request injunctive relief, including the cessation of the publication of all misleading statements, a retraction, and payment of monetary damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has not had surplus during the past Fiscal year and did not have any surplus during the first three quarters of Fiscal Year 1999 and, therefore, the Company does not plan to declare and pay dividends on its Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          27       Financial Data Schedule

     B. Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the period ended September 30, 1999:

          (a) Report on Form 8-K dated July 26, 1999 to report that it issued a press release to announce that it had published a letter to its Shareholders on the Company website, www.sunrise-tech.com, to respond to frequently asked questions resulting from the FDA's Opthalmic Devices Panel recommendation not to approve the Company's Premarket Approval Application for the Company's laser technology for the treatment of hyperopia.

          (b) Report on Form 8-K dated September 30, 1999 to report that the Board of Directors of the Company had amended the shareholder rights plan set forth in the Rights Agreement dated as of October 24, 1997 between the Company and ChaseMellon Shareholder Services, LLC to increase the initial exercise price of the rights from $20 to $70.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUNRISE TECHNOLOGIES
                                        INTERNATIONAL, INC.

Date: November 15, 1999                 By:   /s/ C. RUSSELL TRENARY, III
                                           -------------------------------------
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

Date: November 15, 1999                 By:       /s/ PETER E. JANSEN
                                           -------------------------------------
                                             Vice President, Finance and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      27       Financial Data Schedule