Form 10-K
period 1999-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2000-03-30
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ____________ TO____________ .
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $351,032,000 as of March 10, 2000.

     The number of shares of the registrant's Common Stock issued and outstanding as of March 10, 2000 was 46,414,401.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed prior to April 30, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company has incurred substantial losses in the past eight years, which have seriously depleted its working capital. Sales of its existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of the LTK System. The Company has been able to raise additional working capital for all aspects of its business through the private placement of its Common Stock and convertible notes with warrants. These private placements raised a total of $15,296,000 in new capital, for the Company in 1994, 1995 and 1996, approximately $3,700,000 net of offering costs in the form of promissory notes with warrants in 1997 (the "1997 Notes Placement"), approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), approximately $11,800,000, net of offering costs, from the sale of Common Stock in December 1998 (the "1998 Equity Offering"), $10,000,000, net of offering costs, in the form of promissory notes with warrants in January 1999 (the "1999 Notes Placement") and approximately $11,200,000, net of offering costs, in the form of convertible debentures with warrants in January 2000 (the "2000 Debentures").

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

     The Company received an Investigational Device Exemption ("IDE") from the Food and Drug Administration (the "FDA") to begin Phase I clinical trials of the LTK System on human subjects in the first quarter of 1992. Phase I trials commenced in June 1992 using a prototype LTK System designed and developed by the Company. Sunrise completed Phase I of the clinical work for the LTK System and filed its results with the FDA in June 1993. In September 1993, the Company received clearance to begin Phase IIa clinical trials for the treatment of hyperopia. The trials were conducted at the Doheny Eye Institute at the University of Southern California and Baylor University and were completed in November 1994. On September 5, 1996, the FDA authorized the Company to treat an additional 100 subjects at five United States locations in a continuation of Phase IIa clinical trials using a treatment algorithm developed by Sunrise in the course of the initial Phase IIa clinical trials and in the course of studies conducted by ophthalmologists in Mexico, Germany, Belgium, Italy and Canada. On March 31, 1997, the Company added three new investigators to its Phase IIa clinical study for hyperopia. On July 18, 1997, the Company received FDA approval to treat the fellow eye of patients who had one eye treated as part of the clinical trial for hyperopia six months after the first eye was treated. On August 7, 1997, the Company received approval from the FDA to treat an additional 100 patients as part of its Phase IIa clinical trial for hyperopia, bringing the total patients approved for treatment at that time to 228.

     On September 25, 1997, the Company received approval to treat 60 patients at four sites for the condition known as presbyopia. Presbyopia is the age-related loss of near vision. This clinical trial employs a technique known as monovision to treat presbyopia. A patient with presbyopia utilizes one eye primarily for distance vision and the other eye primarily for reading, or near vision. A fifth site was added on March 30, 1998. On October 8, 1998, the Company received approval to treat an additional 20 patients in its expanded clinical trial for presbyopia. As of March 10, 2000, the Company has treated 67 patients under this clinical study.

     On October 8, 1997, the Company received approval to re-treat patients in its clinical study. As of March 10, 2000, ten eyes of ten patients have been treated.

     On November 19, 1997, the Company completed enrollment in its Phase IIa clinical trial for hyperopia and also received approval to begin Phase III of its clinical trial for hyperopia with an additional 200 patients to be treated at the existing eight clinical sites and up to seven additional clinical sites. The Company added three clinical sites, bringing the total to 11 sites. On February 24, 1998, the Company announced that it had received approval to treat the fellow eye of patients enrolled in its clinical study for hyperopia on the same day, as opposed to the earlier requirement to wait six months before treating fellow eyes. On June 30, 1998, the Company announced that it had completed enrollment for the Phase III investigation, the final phase of the study for treatment of low to moderate hyperopia. As of March 10, 2000, 399 primary eyes and 279 fellow eyes of 399 patients have been treated.

     On March 12, 1998, the Company announced that it had received approval to initiate a new clinical study to treat patients with the LTK System who were overcorrected after receiving treatment for myopia (nearsightedness) from LASIK procedures or excimer laser systems which are manufactured by other companies. As of March 10, 2000, the Company has treated 3 eyes of the 10 patients under this clinical study.

     On April 7, 1998, the Company received approval to begin a sub-study to investigate treatment of hyperopia between 2.75 to 4.0 diopters using a modified laser nomogram. As of March 10, 2000, 20 eyes of the 20 patients have been treated.

     On October 14, 1999, the Company received approval to modify the algorithm for treatment of hyperopia in the range of 1.25 to 5.625 diopters for sixty patients at eight clinical sites. As of March 10, 2000, 12 patients have been treated.

     The Company has obtained FDA clearance to export the LTK System to most European countries, Turkey, Saudi Arabia, Canada, Mexico, Brazil, China, Korea, Hong Kong, the Bahamas, South Africa and other countries, although such sales are subject to the individual regulatory authority of each country.

Following local regulatory approvals, the Company commenced marketing the LTK System overseas, primarily in Europe, for the treatment of hyperopia and astigmatism in December 1993. To date, international sales of the LTK System have been limited. Revenue in the United States cannot reasonably be expected before the second half of 2000 at the earliest, and is dependent on final FDA approval.

     As of March 10, 2000, the Company had treated approximately 763 eyes with the LTK System in its United States clinical trials. On December 14, 1998, the Company submitted its premarket approval application ("PMA") for low hyperopia to the FDA. On January 28, 1999, the FDA determined that the PMA for low hyperopia was suitable for filing. At a July 22, 1999 meeting of the Ophthalmic Devices Panel ("ODP"), an advisory committee of the U.S. Food and Drug Administration ("FDA"), the ODP requested additional long-term data and recommended to the FDA not to approve the Sunrise LTK System at that time. In October 1999, the Company prepared an amendment to its PMA which contained a substantial increase in the number of patients followed through two years compared to that presented at the July ODP meeting. On January 13, 2000, the ODP unanimously voted to recommend that the FDA approve the Sunrise LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to labeling regarding patient symptoms, longevity of effect and the effect of retreatment. Final FDA approval is expected sometime within three to nine months from the January 13, 2000 ODP approval, although we can not be certain we will obtain that approval within that time frame, if at all. See "Government Regulation" and "Patents and Licenses" in this Section and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On January 27, 2000 the Company announced that it had passed its ISO9001/EN46001 certification audit for the Company's quality system and therefore is certified for the International Organization for Standards ISO 9001, European Commission EN 46001 and CE marking (European Community Seal of Approval).

     The LTK System incorporates a holmium laser system into a delivery system that is built into a custom slit-lamp to perform the LTK procedure. A slit-lamp is a binocular microscope used regularly by ophthalmologists to examine an eye binocularly under high magnification. The LTK System delivers eight simultaneous laser beams disposed in a circle of varying diameter. This system allows for easy alignment on the patient's eye and the delivery of multiple laser exposures, each less than two seconds.

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

     Devices such as the LTK System may be marketed in the United States only after the FDA has approved a PMA for the device. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The preparation of a PMA is significantly complex and time consuming. The minimum review period under a PMA is 180 days from the date of filing. The FDA often responds with requests for additional information or clinical reports that can extend the review period substantially beyond 180 days. The Company submitted its PMA with the FDA for approval to sell its LTK System in the United States for hyperopia on December 14, 1998. FDA approval is expected sometime within three to nine months from the January 13 ODP approval, although we can not be certain we will obtain that approval within that time frame, if at all. The Company has, and will continue, to focus its efforts and limited resources on its technology for the treatment of hyperopia and presbyopia.

     The FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA also may require post-market testing and surveillance programs to monitor a product's effects. All of the Company's products will require regulatory approval from the FDA. There can be no assurance that the appropriate approvals from the FDA will be granted for the Company's products, that the process to obtain such approvals will not be excessively expensive or lengthy or that the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, will prevent the Company from commercializing its products as anticipated and will have a material adverse effect on the business of the Company.

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

  Marketing and Sales

     In the United States, the Company plans to sell its products through a small direct sales force. International sales will be made through established medical equipment distributors overseas. The Company has established relationships with distributors in Great Britain, Belgium, France, the Netherlands and South Africa.

     The extent and nature of the Company's marketing efforts are determined by a number of factors, including the number of specialists in the area and the characteristics of the laser applications. The establishment of a successful distributor network requires providing the distributors with sales instruments (brochures, clinical data, research papers, educational videos, etc.). Such marketing efforts are expected to include presentations at conventions and trade shows, customer training by Company personnel and sponsorship of teaching seminars, clinical presentations and research by others. The Company also hires additional marketing and sales consultants from time to time to assist in the marketing of its products.

  Research and Development

     The Company's success will depend substantially upon its ability to develop, manufacture and market innovative new products.

     In 1999, the Company recorded $4,774,000 in research and development expenses primarily relating to development of the LTK System. Related expenses were $2,107,000 and $964,000 in 1998 and 1997, respectively. The Company continues to explore several other types of lasers with varying characteristics in order to find the optimal interactions with tissues in specific medical applications. Since the sale of the Company's dental business and assets in June 1997 to an unaffiliated party, the Company no longer expends any of its funds on the research and development of dental lasers or other dental products. Clinical testing and sale of the Company's products are subject to obtaining applicable regulatory approvals, of which there can be no assurance. The Company's research and development activities are conducted in-house as well as by outside sources, including consultants and universities.

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

  Production

     The Company manufactures its ophthalmic lasers from parts, components and subassemblies obtained from a number of unaffiliated suppliers, and the Company designs the software incorporated into a microprocessor purchased from an unaffiliated third party. Prototype production and all manufacturing, assembly and testing activities take place at its Fremont, California facility. Although some of the parts and components used by the Company to manufacture its products are available from multiple sources, the Company currently purchases each of its components from a single source in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company's products. The Company continually evaluates ways to minimize any impact to its business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these key components.

     In addition, the Company has attempted to negotiate with the University of Miami to reach agreement regarding the non-exclusive use of a component of the delivery system used in the LTK System that was jointly developed by the Company and the University. The Company believes that it will be able to make reasonable arrangements with the University. If, however, the Company is unable to conclude negotiations with the University successfully, the Company may have no rights in the delivery system presently configured in the LTK System. If the Company is forced to redesign the LTK System, such redesign efforts could be time consuming, expensive and prolong FDA review.

     The Company's ophthalmic laser systems have been designed in a modular fashion to facilitate the assembly process. The Company intends to utilize modular design and construction concepts in connection with its future products. The Company will require additional engineering and manufacturing staffing as new products are introduced into the marketplace. Any loss of availability of a key system component could result in a material adverse change to the Company's business, financial condition and results of operations.

  Potential Liability

     The testing and use of human health care products entail an inherent risk of physical injury to patients and resultant product liability or malpractice litigation. While the Company has obtained product liability coverage in the amount of $10,000,000 with an umbrella policy for an additional $10,000,000, such coverage is limited, and there can be no assurance that such coverage will be sufficient to protect it from all risks to which it may be subject. Those costs of defending a product liability or malpractice action could have a material adverse impact on the Company, even if the Company were to prevail ultimately.

  Patents and Licenses

     In the merger of Laser Biotech into the Company, the Company acquired an issued United States patent and pending United States and foreign patent applications previously assigned to Laser Biotech by Dr. Bruce Sand, the inventor of the patent and founder of Laser Biotech. The issued patent covers a method for using a laser to shrink collagen in the human body, with specific application to the cornea. Since the merger, five more patents filed by Dr. Sand, as the inventor, have been allowed, and have been assigned to the Company. As a result of the Emmetropix acquisition, the Company now has one issued United States patent and one pending European regional patent application based on the issued United States patent, which the Company believes may be useful in further developing its Laser Thermal Keratoplasty product. In addition, the Company has filed a patent application covering the LTK System it developed to make use of the LTK procedure. The Company owns 66 issued patents on the LTK System and method for shrinking collagen in the United States and internationally. These patents protect the Company's technology while the LTK System is undergoing clinical trials for approval to market the LTK System in the United States and encompass both the apparatus for treatment with the LTK System and the method of shrinking collagen in the cornea. These patents begin to expire in 2009. The Company also has 43 pending patent applications on the LTK System and the method for shrinking collagen in the United States and internationally.

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

     The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX and Summit are the leading manufacturers of excimer refractive surgical systems. While the Company believes the LTK System offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness, both VISX and Summit have significantly greater financial resources than the Company and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness), astigmatism and hyperopia. In addition, certain of the Company's competitors, including Summit, have developed LTK devices for the treatment of hyperopia. The Company believes its LTK System is superior to those of its competitors and that use of Summit's holmium laser system for LTK may violate certain of the Company's patents. None of the Company's competitors is currently engaged in United States clinical trials to approve their LTK devices for treating hyperopia.

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

  Export Sales

     In 1999, approximately 71% of the Company's gross revenues, or $25,500, were international as compared to approximately 98% in 1998 and 38% in 1997.

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

     To date, actual costs incurred related to warranty work have been minimal. In the case of sales by distributors, all product services are provided by such distributor.

  Employees

     At December 31, 1999, the Company had 63 full-time equivalent employees (including its executive officers), 27 in manufacturing, engineering and development, 20 in marketing, sales and regulatory, and 16 in administration. In addition, the Company has retained a number of consultants to assist with its product development, regulatory activities and investor relations.

     The Company is primarily dependent upon its engineering and development employees and consultants for the development and improvement of existing and proposed products. The Company's future success will depend in a large part upon its ability to attract and retain highly qualified engineering and management personnel, and its ability to continue to train and retain highly skilled technical and marketing personnel. None of the Company's employees are represented by a labor organization. The Company maintains various benefit plans and has good employee relations.

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

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO REPORT LOSSES IN THE
FUTURE

     We have incurred substantial losses that have depleted our working capital and reduced our stockholders' equity. In addition, we expect that our business will continue to be a significant consumer of cash. Unless and until the FDA approves the domestic sale of the LTK System for performing laser thermal keratoplasty, our revenues will not be sufficient to cover our operating costs. We do not expect FDA approval, however, until sometime within three to nine months from the January 13, 2000 ODP approval, although we can not be certain we will obtain that approval within that time frame, if at all.

     We funded our negative cash flows during 1997, 1998 and 1999 by the sale of additional equity and convertible debt with warrants. At December 31, 1998, after consummation of the 1998 Notes Placement (approximate net proceeds of $9,300,000) and the 1998 Equity Offering (approximate net proceeds of $11,800,000), cash and cash equivalents of the Company were approximately $9,889,000. In January 1999 we raised $10,000,000 net of offering expenses through the 1999 Notes Placement. The December 31, 1999 cash and cash equivalents were $10,643,000. In January 2000, we raised approximately $11,200,000 by means of a convertible debenture with warrants. Due to the uncertainty of the timing of final FDA approval of the LTK system and consequently its market launch, it is reasonable to expect that we will need to raise additional working capital during 2000 to fund our activities. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all. Any additional equity or debt offerings will dilute the holdings of our stockholders.

     We expect to report operating losses during 2000. The losses will come primarily from the expenses of the FDA approval process and underlying clinical studies related to the LTK System, the cost to ramp up manufacturing of the initial production units and the preparation costs associated with the market launch of the LTK System. We will not have any domestic revenues from this product line unless and until we obtain the FDA approval. Our international revenues will not be sufficient to cover the costs of the approval process or our general operating expenses.

NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE; ADDITIONAL CAPITAL WILL DILUTE THE HOLDINGS OF OUR STOCKHOLDERS

     Our stockholders have no preemptive rights. If we:

          1. Commence a subsequent public or private offering of Common Stock, convertible debt, or Preferred Stock; or

          2. Issue Preferred Stock or shares of Common Stock upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration.

     Our stockholders, who do not participate in any future stock issuance, will experience dilution of their equity investment in the Company. At this time, we cannot determine the potential dilution to our stockholders.

     We cannot assure that additional financing will be available, or if available, that it will be available on terms favorable to our Company and our stockholders. If funds are not available to satisfy our short-term and long-term operating requirements, we may limit or suspend our operations in the entirety or, under certain circumstances, seek protection from creditors. Our recent debt and equity offerings contained terms adverse to our then existing stockholders. It is possible that future financing undertaken prior to the commencement of sales of the LTK System in the United States may contain terms that could result in similar or more substantial dilution than that incurred by our stockholders from the 1998 Notes Placement, the 1998 Equity Offering, the 1999 Notes Placement and the 2000 Debentures.

WE COULD EXPERIENCE SUBSTANTIAL DELAY IN RECEIVING AND MAY NOT CONTINUE TO RECEIVE NECESSARY APPROVAL FROM THE FDA OF OUR PRE-MARKET APPROVAL APPLICATION FOR OUR LASER THERMAL KEROTOPLASTY SYSTEM.

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

     We cannot be certain that we will be able to timely obtain, if at all, the required approval of our PMA in the United States for our intended uses of the LTK System, or for any other devices for which we may seek approvals or clearances. The FDA will subject us to pervasive and continuing regulation for any products that we manufacture or distribute.

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

     We received a CE (European Community) Mark of approval on our LTK device that allows us to sell the device in these countries of the European Community. In addition to the CE Mark, however, some foreign countries may require separate individual foreign regulatory clearances. Although we have sold our products in approximately 15 countries, sales of the LTK System require rigorous regulatory approvals before we can sell them in the United States and certain other countries. We cannot assure that we will be able to obtain regulatory clearances for our products in the United States or other foreign markets.

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

     - the general resistance to use of laser procedures on the eye,

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

CLINICAL DATA ABOUT THE LONG-TERM SAFETY AND EFFICACY OF THE LTK SYSTEM IS CURRENTLY AVAILABLE, BUT WE MAY BE REQUIRED TO UNDERTAKE FURTHER TESTING

     We have developed substantial clinical data on the safety and efficacy of the LTK System in correcting hyperopia (farsightedness). Following the ODP recommendation to approve the LTK system for temporary reduction of hyperopia in January 2000, the FDA is reviewing the data submitted in the PMA and is in the process of completing the inspections and labeling review needed to determine whether the LTK System is safe and effective for the treatment of hyperopia. This final FDA determination may take from three to nine months from the date of the PMA submission and we think that any approval of our PMA will not be forthcoming before the second quarter of 2000, at the earliest.

     Potential complications and side effects reported in clinical studies to date from the use of the LTK System include:

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

     A component of the LTK delivery system is possibly covered by a patent owned by the University of Miami or licensed to another party. We believe that we will be able to conclude a satisfactory arrangement with the University of Miami or its licensee. If, however, we are unable to reach a successful agreement, we may have no rights to the component of the delivery system presently configured in the LTK System. If we are forced to redesign the LTK System, such redesign efforts could be time consuming, expensive and prolong FDA review.

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK

     Sales of substantial amounts of our common stock (including shares issued upon exercise of outstanding options and warrants and shares issued upon conversion of convertible notes) in the public market could depress the market price of our common stock. As of March 10, 2000, we had 46,414,401 shares outstanding and 9,667,499 shares reserved for issuance upon exercise of options and warrants or conversion of convertible notes.

LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS, OR COSTLY REDESIGN OF OUR PRODUCT

     Although some of the parts and components used by us to manufacture our products are available from multiple sources, we currently purchase most of our components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs, or costly redesign of our products. We continually evaluate ways to minimize any impact to our business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these essential components. Any loss of availability of an essential system component could result in a material adverse change to our business, financial condition and results of operations.

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

     The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX and Summit are the leading manufacturers of excimer refractive surgical systems. Both Summit and VISX excimer laser are currently approved for treating hyperopia in the United States. We believe the LTK System offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use, non-invasiveness and a better safety record. From an ophthalmologist's standpoint, the LTK system is also attractive because the procedure is quicker than the excimer, which allows him to perform more procedures per period of time than the excimer. Both VISX and Summit, however, have significantly greater financial resources than we do and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Summit discontinued its clinical trials for treating hyperopia with its holmium laser system in 1996. Any alternative treatment offered by VISX or Summit, however, will have a competitive advantage because they already have an established customer base currently using their products.

WE ARE DEPENDENT ON OUR MANAGEMENT AND KEY PERSONNEL TO SUCCEED

     Our principal executive officers and key personnel have extensive experience with our LTK System, the research and development efforts needed to bring it to market, the development of marketing and sales programs for its launch and the necessary services to be provided to our customers to support the system. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel, could have a material adverse effect on our ability to continue the

FDA approval process for the LTK System and adversely affect our ability to manufacture, sell and market the product. Such events would probably have a negative impact on our business and financial condition.

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

     In addition, we adopted a Stockholder Rights Plan. Under this Plan, each issued and outstanding share of our Common Stock has associated with it one Right to purchase a share of our Common Stock from us at a price of $70, subject to adjustment. These Rights will be exercisable if a person or group either:

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

THE MARKET PRICE OF OUR STOCK HAS HISTORICALLY BEEN VOLATILE

     The volatility of our common stock imposes a greater risk of capital losses on stockholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder's holdings of our common stock. Factors such as announcements of technological innovations, changes in marketing, product pricing and sales strategies or new products by our competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the LTK System is used, have and may continue to have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market (and in particular the securities of technology companies such as ours) could experience extreme price and volume fluctuations unrelated to operating performance.

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

ITEM 3. LEGAL PROCEEDINGS

     On July 13, 1999, the Company filed two suits in the United States District Court for the Northern District of California against (i) Sturza's Institutional Research, Inc. and Evan Sturza (Number C99-3393 CQAL); and (ii) Avalon Research Group, Inc. ("ARG") (Number C99-3394 CAL) for defamation. Sturza's Institutional Research ("SIR") published a weekly newsletter to its investor-subscribers and others. SIR analyzes publicly traded companies in the healthcare sector. SIR is part of a family of companies under common control in medical technology investment. ARG specialized in writing, publishing, and selling weekly written investment and money management reports on publicly traded companies. ARG's reports are available to paying subscribers and others. The complaint alleges that SIR, ARG, and others associated with them issued and disseminated a report which defamed the Company and led to the devaluation of the Company's shares. Both complaints request injunctive relief, including the cessation of the publication of all misleading statements, a retraction and payment of monetary damages. Both complaints have been settled in principal pending documentation. Neither settlement will have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

     As of December 31, 1999, there were 935 holders of record of the Company's common stock. Price information for the Company's common stock may be obtained from the Nasdaq National Market System and prior to August 13, 1998, the common stock was traded in the over-the-counter market.

     The table below sets forth the reported high and low bid quotations of the Company's common stock as reported on the OTC Bulletin Board through August 12, 1998 and the reported high and low bid quotations of the Company's common stock as reported on the Nasdaq National Market System from August 13, 1998 to December 31, 1999 for the periods indicated.

                           PRICE FOR COMMON STOCK(1)

               QUARTER ENDED                   HIGH      LOW
               -------------                  ------    -----
March 31, 1998..............................  $ 7.53    $2.91
June 30, 1998...............................   10.38     5.56
September 30, 1998..........................    8.19     3.91
December 31, 1998...........................    7.38     3.75
March 31, 1999..............................   14.00     5.88
June 30, 1999...............................   14.94     8.75
September 30, 1999..........................   20.38     2.75
December 31, 1999...........................   14.56     4.50

---------------
(1) Bid and ask prices are quoted on the Nasdaq National Market System and the OTC Bulletin Board in increments of 1/32. Certain of the bid and ask prices set forth in this table have been rounded to the nearest cent.

     The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 10, 2000, the closing price of the common stock as reported on the Nasdaq National Market System was $7.563 per share.

  Dividends

     In the past three years, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain any and all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its Common Stock in the foreseeable future.

  Recent Sales of Unregistered Securities

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. These notes are convertible into the Company's Common Stock at predetermined prices and bear interest at the rate of 5% payable-in-kind semi annually. The securities were sold pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), to an accredited investor, as defined in Rule 501 of Regulation D. One-half of the notes became convertible into the Company's Common Stock at a conversion price of $4.00 per share upon the January 13, 2000, ODP recommendation to the FDA to approve the LTK System. The remaining one-half of the notes are convertible at $8.00 per share upon final FDA approval.

     In January 2000, the Company completed a $11,200,000, net of offering costs, private placement of convertible debentures with warrants. These debentures are convertible into the Company's common stock at a conversion price of $5.916, at the option of the holder, and mature in June 2002. The debentures bear an interest rate of 7% per annum, payable in kind or cash at the option of the Company and are payable quarterly.

There are two types of associated warrants issued in connection with the debentures. Type A warrants are five year warrants with an exercise price of $6.803. Type B warrants are two year warrants with an exercise price of $6.803 and are callable at the Company's option once the closing stock price is equal to or higher than $7.823 for a continuous period of twenty trading days.

     The proceeds of these offerings have been used by the Company for the funding of clinical trials, research and development activities, and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data derived from the audited financial statements for the years ended December 31, 1995, 1996, 1997, 1998 and 1999.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                          1995       1996       1997        1998        1999
                                         -------    -------    -------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues...........................  $ 5,294    $ 5,654    $ 2,839    $    594    $     26
Gross profit...........................    1,637      1,638        293      (1,548)     (2,333)
Operating expenses.....................    5,824      7,658      7,368      12,718      18,875
Loss from operations...................   (4,187)    (6,020)    (7,075)    (14,266)    (21,208)
Gain on sale of dental assets..........       --         --      1,740          --          --
Interest income........................       69         65         99         399         955
Interest expense.......................      (12)       (13)    (1,376)     (3,950)     (5,890)
Other expense, net.....................       --         --         (6)         (4)         (2)
Net loss...............................   (4,130)    (5,968)    (6,618)    (17,821)    (26,145)
Net loss per share, basic and
  diluted..............................  $ (0.28)   $ (0.23)   $ (0.23)   $  (0.52)   $  (0.60)
Shares used in calculation of basic and
  diluted net loss per share...........   14,935     26,414     28,550      34,164      43,867
Total assets...........................  $ 6,689    $ 3,741    $ 2,949    $ 11,479    $ 14,905
Long term obligations..................       --         --        945       7,703      10,155
Total stockholders' equity.............    4,745      1,272        849         200       2,101
Working capital........................    4,541      1,073      1,382       6,773      10,765

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

     Our working capital is seriously depleted due to our substantial losses in the past eight years. Sales of our existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of our holmium laser corneal shaping product or process known as the Laser Thermal Keratoplasty System (the "LTK System"). We have been able to raise additional working capital for all aspects of our business through private placements of our common stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity. We also raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, we raised approximately $11,200,000, net of offering costs, in the form of convertible debentures (the "2000 Debentures") with warrants.

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. At our current rate of cash expenditures, we expect to need to raise additional working capital during 2000 to fund operations. We spent approximately $800,000 for capital expenditures in fiscal year 1999. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to us and our stockholders. In the event needed additional working capital is not raised, the Company has the option of scaling back its expenditures to conserve cash until such financing or alternative business solutions are implemented.

REVENUES

     The Company's revenues have historically been comprised primarily of sales related to its dental products (none in 1999 and 1998, 69% in 1997). Revenues of $26,000 and $594,000 in 1999 and 1998, respectively, reflect sales of its ophthalmic products. Approximately $1,968,000 of 1997 revenues were attributable to the dental business that was sold in June 1997. Revenues for the ophthalmic business for 1997 were $871,000.

GROSS MARGIN

     Gross margins were a negative $2,333,000 and $1,548,000 in 1999 and 1998, respectively, and a positive $293,000 in 1997. The negative margin in 1999 is reflective of having no material sales during the year while incurring manufacturing costs for the development of prototype LTK instruments. The negative gross margin in 1999 was substantially higher than that of 1998 because in 1999 we invested significantly in the development of the LTK instrument, the Hyperion. The 1998 negative gross margin was driven essentially by inventory write-downs from obsolete parts and components of the Sun 1000 LTK System that was being discontinued.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $4,774,000, $2,107,000 and $964,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The 127% increase in 1999 over 1998 for these expenses was driven by the investment in the development of the new LTK System, including a 59% increase in headcount and additional consulting fees. Engineering and development expenses of $2,107,000 in 1998, representing a 119% increase from the 1997 level, were also due to development of the LTK System.

SALES, MARKETING AND REGULATORY

     Sales, marketing and regulatory expenses were $7,182,000, $3,824,000 and $2,718,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The 88% increase in this category of expenses in 1999 as compared to 1998 was due in part to costs associated with higher patient enrollment in clinical trials -- 763 patients in 1999 compared to 608 patients in 1998 -- and the expansion of clinical studies for hyperopia and presbyopia. The most significant expenditures of the regulatory process were those relative to costs of the submission of the original PMA, the preparation for the July 1999 ODP meeting and the preparation of the amendments to the PMA leading to the January 2000 ODP meeting. Sales and marketing expenditures also increased in 1999 as compared to 1998 as we initiated the preparation of our marketing plan for product launch of the LTK system.

     Distribution of LTK lasers in international markets has been performed by selected distributors with the assistance of our own internal sales and marketing team. For the US market, once we have received FDA approval, we plan to sell our laser systems directly to ophthalmologists and ophthalmic laser service organizations. We do not anticipate final FDA approval before the second quarter of 2000.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $6,919,000, $6,787,000, and $3,686,000 for the years ended December 31, 1999, 1998 and 1997, respectively. General and administrative expenses in 1999 were in line with those of 1998 with only a 2% increase reflecting our emphasis on keeping overhead as low as possible while making investments intended to help achieve our milestones such as FDA approval and product development. The increase in general and administrative expenses for 1998 as compared to 1997 of approximately 84% was, in major part, due to the non cash charges in recognition of the fair value of warrants granted to consultants in lieu of cash compensation. This charge in 1998 amounted to approximately $2,105,000 of which $905,000 was a result of warrants issued in 1997 and $1,200,000 resulted from warrants issued in 1998. The warrants issued in 1997 were amortized over a vesting period of two years. The 1998 warrants were fully vested in 1998 and amortized fully in that year. An additional compensation expense of approximately $1,000,000 in 1998 originated from warrants granted to a consultant for his services.

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

INTEREST INCOME AND EXPENSE

     Interest income was $955,000, $399,000 and $99,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The significant increase in interest income in 1999 over 1998 was due to higher average cash balances in 1999 compared to 1998 and $279,000 in interest accrued for Promissory Notes issued to third parties in 1999 with an average interest rate of 8.5% interest. The increase in interest income of 1998 compared to 1997 was due to higher average cash balances in 1998 compared to 1997, maintained in interest bearing accounts.

     Interest expense was $5,890,000, $3,950,000 and $1,376,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Approximately $5,160,000, or 88%, of our interest expense in 1999 was due to non-cash expenses incurred in connection with the 1998 and 1999 Notes Placement. The fair value of the warrants, the conversion features and the placement costs of such notes were recorded as non-cash interest expense in 1999. The 1999 Notes and 1998 Notes bear a stated interest rate of 5% and 12%, respectively. The effective rate of interest of such notes, which includes the amortization of the fair value of the warrants, is approximately 16% and 26%, respectively. In 1998, approximately $2,815,000, or 71%, of the Company's interest expense was due to non-cash expenses incurred in connection with the 1998 and 1997 Notes Placement. The fair value of the warrants, the conversion features and the placement costs of such notes were recorded as non-cash interest expense in 1998. The 1998 Notes and 1997 Notes bear a stated interest rate of

12% and 5%, respectively. The effective rate of interest of such notes, which includes the amortization of the fair value of the warrants, is approximately 26% and 21%, respectively.

     The 2000 Debenture financing will generate non-cash charges over the funding period which, for purposes of recognizing the full effect of such non-cash charges, could extend to the year 2005. For the full year 2000, we anticipate a non-cash charge of close to $12,800,000. Of this amount, approximately $9,400,000 is a one-time, non-cash charge based on the difference between the debenture conversion price of $5.916 and the stock market closing price for Sunrise's stock of $10.688 on January 11, 2000. In addition, the valuation of the 1,088,882 warrants issued with respect to the 2000 Debenture financing, using Black-Scholes valuation model, will result in an estimated non-cash charge for the year 2000 of approximately $3,400,000.

INCOME TAXES

     At December 31, 1999, 1998 and 1997, all net deferred tax assets were computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and have been fully offset by a valuation allowance.

NET LOSSES

     The Company reported losses of $26,145,000, $17,821,000 and $6,618,000 in
1999, 1998 and 1997, respectively. The net loss in 1999 was due to minimal product revenue; under-utilization of the expanded manufacturing capacity; increased marketing, sales and regulatory efforts; increased personnel costs; and non-cash expenses. The non cash expenses are associated with the amortization of deferred compensation of approximately $1,887,000 from the issuance of warrants and non-qualified stock options to consultants in lieu of cash and approximately $5,160,000 associated with warrants issued in connection with the 1998 and 1999 Notes Placement.

     The net loss in 1998 was similarly due to lower product revenues, under-utilization of manufacturing capacity, non-cash expenses associated with amortization of deferred compensation of approximately $2,105,000, warrants issued in connection with the 1997 and 1998 Notes Placements of approximately $2,815,000 and non-statutory stock option expenses of approximately $974,000, which resulted from the acceleration of stock options vesting for certain former employees.

     The net loss in 1997 was due also to the low level of revenues, excess manufacturing capacity and inventory, the Company's continuing clinical trials for hyperopia and presbyopia, expenses associated with the Company's issuance of convertible debt with warrants and certain non-statutory stock options, and the Company's need to maintain its basic corporate infrastructure, offset by the gain from the sale of the Company's dental business in June 1997. Although total operating expenses were reduced by 4% from 1996, the reduction was not sufficient to return the Company to profitability in 1997.

     We expect to report net losses during 2000. The losses will come primarily from the expenses of the FDA approval process, the underlying clinical studies related to the LTK System and the expenses associated with maintaining our basic corporate infrastructure. We will not have any material domestic revenues from the LTK system product line unless and until FDA approval is obtained. On the other hand our international revenues are not projected to be sufficient to cover the expenses of maintaining the basic corporate infrastructure and our costs of the continuing clinical trials for hyperopia and presbyopia.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had $10,643,000 in cash and cash equivalents. Our operating activities used $20,659,000 in cash during 1999 and $8,536,000 during the same period in 1998.

     On January 1, 1999, we raised $10,000,000 by issuing convertible notes and accompanying warrants to purchase common stock. The 1999 Notes are convertible into shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable-in-kind semi-annually (additional convertible notes), and contain certain conversion features. One-half of the principal amount of the 1999 Notes became convertible into shares of the Company's common stock at a conversion price of $4.00 per share after we received conditional approval from the ODP for the LTK System. The investor will also be required to convert the remaining portion of the 1999 Notes into shares of common stock at a conversion price of $8.00 per share on the date the Company receives FDA approval to market the LTK System in the United States.

     Substantial portions of the 1997 and 1998 losses were funded with the proceeds from the sale of our dental business in June 1997 and from a series of private placements and equity offerings. The 1997 Notes Placement and 1998 Notes Placement had aggregate net proceeds of approximately $3,700,000, (gross proceeds of $4,100,000) and $9,350,000, respectively.

     On December 4, 1998, we completed a private placement of approximately $11,800,000 in shares of Common Stock. The subscription price was $3.50 per share, which represents a 20% discount from the average of the closing sale price of our common stock, as reported on the Nasdaq National Market System, on each of the last ten consecutive Nasdaq National Market System trading days in October 1998. Of the total proceeds, $5,000,000 from the 1998 Equity Offering was received in the form of promissory notes due on March 15, 1999 bearing interest at a rate of 9% per annum. Of the $5,000,000 in promissory notes, $1,000,000 is currently outstanding and has not been repaid.

     The Company's debt service obligations consist of interest, payable in cash or in-kind, accruing at a rate of 12% per annum on the $168,644 in principal and interest on the 1998 Notes as of December 31, 1999, and 5% per annum on the $10,500,000 of principal and interest on the 1999 Notes as of December 31, 1999. The Company also pays $5,800 per month on leases for computer and office equipment. The warrants issued in connection with the 1999 Notes Placement and 1998 Notes Placement had a fair value of approximately $5.93 and $1.87 per warrant, respectively, at the time of issuance. The fair value of these warrants has been reflected as additional consideration for the convertible notes, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the convertible notes. This amortization of interest expense associated with the warrants will reduce net income through the term of the 1998 and 1999 Notes, but will have no effect on future cash flows from operations.

     Our current operations continue to be cash flow negative, limiting our working capital resources. Working capital at December 31, 1999 amounted to approximately $10,765,000. In January 2000 we raised an additional $11,200,000, net of closing costs. Our existing cash resources, as supplemented by these proceeds, may not be sufficient to fund our year 2000 activities. At the Company's current rate of cash expenditures, it is likely that we may need to raise additional working capital during 2000. At December 31, 1998, working capital amounted to approximately $6,773,000. The Company spent approximately $800,000 for capital expenditures in calendar year 1999 and expects to spend more than that amount for capital expenditures in fiscal year 2000. We expect our expenses to increase in 2000 due to the ramp up to manufacture initial production units of our LTK System and the preparation costs associated with the anticipated market launch of the LTK System.

     No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to the Company and its Stockholders. In the event needed additional working capital is not raised, the Company has the option of scaling back its expenditures to conserve cash until such financing or alternative business solutions are implemented.

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

     We do not expect the conversion to the Euro will have a material impact on our financial position or results of operations since the majority of our business transactions are recorded in U.S. currency.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Investments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated balance sheets at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years ended December 31, 1999, 1998 and 1997 and the notes thereto appear beginning at page 27.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Directors and Executive Officers" located in the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders on June 8, 2000 (the "2000 Annual Meeting Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the 2000 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owner's and Management" in the 2000 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the 2000 Annual Meeting Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following documents are filed as part of this report:

                                                                PAGE IN THIS
                                                              ANNUAL REPORT ON
                                                                 FORM 10-K
                                                              ----------------
Report of Independent Accountants...........................         26
Consolidated Balance Sheets -- December 31, 1999 and 1998...         27
Consolidated Statements of Operations*......................         28
Consolidated Statement of Stockholders' Equity*.............         29
Consolidated Statements of Cash Flows*......................         30
Notes to Consolidated Financial Statements..................         31

---------------
* For the years ended December 31, 1999, 1998 and 1997

     2. FINANCIAL STATEMENTS

Schedule II -- Valuation and Qualifying Accounts............         43

     All other schedules have been omitted as they are not required, not applicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
     2.1   Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
           corporation(1)
     3.1   Certificate of Incorporation, as amended(2)
     3.2   Bylaws(2)
     4.1   Form of Rights Agreement, dated as of October 24, 1997,
           between the Company and ChaseMellon Shareholder Services,
           L.L.C., as rights agent(3)
     4.2   Form of Warrant issued to Pennsylvania Merchant Group(4)
     4.3   Form of 12% Subordinated Pay-In-Kind Note Due 2001(5)
     4.4   Form of Registration Rights Agreement(5)
     4.5   Form of 5% Convertible Subordinated Pay-In-Kind Note due
           2001(6)
     4.6   Form of Warrant for the Purchase of Common Stock(6)
     4.7   Form of Registration Rights Agreement(6)
     4.8   Form of Amendment to Rights Agreement, dated as of May 3,
           1999, between the Company and ChaseMellon Shareholder
           Services, L.L.C., as rights agent(7)
     4.9   Form of 7% Convertible Debenture dated January 11, 2000(8)
     4.10  Form of A Warrant dated January 11, 2000(8)
     4.11  Form of B Warrant dated January 11, 2000(8)
     4.12  Registration Rights Agreement dated January 11, 2000 among the Company, The Tail Wind Fund, Ltd., LBI Group Inc., Jeddy
           Development Inc., Donald Sanders M.D., PhD., Donald Wanda
           Sanders IRA, CIBC Oppenheimer Corp., as Custodian, Meyer
           Temkin and Charles D. Kelman, M.D. (8)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
     4.13  Form of Warrant dated January 11, 2000, issued to Dunwoody
           Brokerage Services, Inc.
    10.1   Patent License Agreement between the Company and Patlex
           Corporation dated January 1, 1990(9)
    10.2   Agreement between the Company and the University of Miami,
           Department of Ophthalmology, dated October 28, 1991(10)
    10.3   Settlement Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
    10.4   License Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
    10.5   Settlement Agreement between the Company and American Dental
           Technologies, dated July 30, 1996 (1)
   *10.6   Form of Indemnification Agreement between the Company and
           each of its officers and directors(9)
   *10.7   1988 Stock Option Plan, as amended(5)
   *10.8   Form of Indemnification Agreement by and between the Company and its executive officers(3)
    10.9   Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
           Subordinated Pay-In-Kind Notes Due 2001 and accompanying
           Warrants in January 1998(5)
   *10.10  Form of Amended and Restated Change of Control Agreement by
           and between the Company and its President and Chief
           Executive Officer(12)
   *10.11  Form of Amended and Restated Change of Control Agreement by
           and between the Company and its executive officers (other
           than the President and Chief Executive Officer)(12)
    10.12  Sublease between Avant! Corporation, as sub-sublandlord, the
           Company, as sub-subtenant, Cirrus Logic, Inc., as
           sublandlord, Avant! Corporation, as subtenant, Renco
           Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
           Avenue, Fremont, California(13)
    10.13  Form of Note and Warrant Purchase Agreement(6)
   *10.14  The 1997 Stock Option Plan(14)
   *10.15  The 1999 Long-Term Equity Compensation Plan(15)
    10.16  Purchase Agreement dated January 11, 2000 between the
           Company and the Tail Wind fund, Ltd., LBI Group, Inc., Jeddy
           Development, Inc., Donald Sanders M.D., PhD., Donald Sanders
           IRA, CIBC Oppenheimer Corp., as Custodian, Monica Sanders,
           Kendra Sanders, Wanda Sanders IRA, CIBC Oppenheimer Corp. as
           Custodian, Meyer Temkin and Charles D. Kelman, M.D.(8)
    21.1   Subsidiaries of the Company
    22     Power of Attorney (included on the signature pages to this
           Form 10-K)
    23     Consent of PricewaterhouseCoopers LLP, Independent
           Accountants
    27     Financial Data Schedule

---------------
   * Compensatory plan or management contract

 (1) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10428)

 (2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-17816)

 (3) Incorporated by reference from the registrant's Current Report on Form 8-K dated October 24, 1997 (File No. 0-17816)

 (4) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-17816)

 (5) Incorporated by reference from the registrant's Current Report on Form 8-K January 26, 1998 (File No. 0-17816)

 (6) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 1, 1999 (File No. 1-10428)

 (7) Incorporated by reference from the registrant's Current Report on Form 8-K filed September 30, 1999 (File No. 0-17816)

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K filed January 14, 2000 (File No. 0-17816)

 (9) Incorporated by reference from the registrant's Registration Statement on Form S-1, as amended (File No. 33-36768)

(10) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17816)

(11) Incorporated by reference from the registrant's Registration Statement on Form S-18, as amended (File No. 33-27029-LA)

(12) Incorporated by reference from the registrant's Current Report on Form 8-K dated May 8, 1998 (File No. 0-17816)

(13) Incorporated by reference from the registrant's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

(14) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated March 2, 1999 (File No. 333-73211).

(15) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated November 24, 1999 (File No. 333-91669)

(b) REPORTS ON FORM 8-K

     Not applicable.

(c) EXHIBITS. See (a)3. above.

(d) FINANCIAL SCHEDULES. See (a)2. above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Sunrise Technologies International, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of Sunrise Technologies International, Inc. and its subsidiary (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 11, 2000

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $ 10,643     $  9,889
  Accounts receivable, net of allowance of $3 and $11 in
     1999 and 1998, respectively............................       327          135
  Inventories, net..........................................     1,973           11
  Prepaid and other expenses................................       471          314
                                                              --------     --------
          Total current assets..............................    13,414       10,349
  Property and equipment, net...............................     1,271          900
  Other non-current assets..................................       220          230
                                                              --------     --------
          Total assets......................................  $ 14,905     $ 11,479
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligation...............  $     28     $     38
  Current portion of notes payable..........................     5,000          692
  Accounts payable..........................................       416          694
  Accrued liabilities.......................................     2,205        2,152
                                                              --------     --------
          Total current liabilities.........................     7,649        3,576
Capital lease obligations, less current portion.............        --           28
Notes payable, less current portion.........................     5,065        7,658
Other long-term liabilities.................................        90           17
                                                              --------     --------
          Total liabilities.................................    12,804       11,279
                                                              --------     --------
Commitments and Contingencies (Note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
     authorized, none issued or outstanding
  Common stock, $0.001 par value; 75,000,000 shares
     authorized, 46,321,157 and 38,160,720 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................        46           38
  Additional paid-in-capital................................    85,139       60,087
  Deferred compensation.....................................      (506)         (42)
  Notes receivable for common stock.........................    (1,550)      (5,000)
  Accumulated deficit.......................................   (81,028)     (54,883)
                                                              --------     --------
          Total stockholders' equity........................     2,101          200
                                                              --------     --------

          Total liabilities and stockholders' equity........  $ 14,905     $ 11,479
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................................   $     26      $    594      $ 2,839
Cost of revenues............................................      2,359         2,142        2,546
                                                               --------      --------      -------
Gross margin................................................     (2,333)       (1,548)         293
                                                               --------      --------      -------
Operating expenses:
  Research and development..................................      4,774         2,107          964
  Sales, marketing and regulatory...........................      7,182         3,824        2,718
  General and administrative................................      6,919         6,787        3,686
                                                               --------      --------      -------
Total operating expenses....................................     18,875        12,718        7,368
                                                               --------      --------      -------
Loss from operations........................................    (21,208)      (14,266)      (7,075)
Gain on sale of dental assets...............................         --            --        1,740
Interest income.............................................        955           399           99
Interest expense............................................     (5,890)       (3,950)      (1,376)
Other expense, net..........................................         (2)           (4)          (6)
                                                               --------      --------      -------
Net loss....................................................   $(26,145)     $(17,821)     $(6,618)
                                                               ========      ========      =======
Net loss per share, basic and diluted.......................   $  (0.60)     $  (0.52)     $ (0.23)
                                                               ========      ========      =======
Shares used in calculation of basic and diluted net loss per
  share.....................................................     43,867        34,164       28,550
                                                               ========      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                    COMMON STOCK       ADDITIONAL                  NOTES RECEIVABLE                     TOTAL
                                 -------------------    PAID-IN       DEFERRED        FOR COMMON      ACCUMULATED   STOCKHOLDERS'
                                   SHARES     AMOUNT    CAPITAL     COMPENSATION        STOCK           DEFICIT        EQUITY
                                 ----------   ------   ----------   ------------   ----------------   -----------   -------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1997.....  27,868,613    $28      $31,688        $  --           $    --         $(30,444)      $  1,272
Issuance of warrants in
  connection with 1997 Notes...          --     --        1,838           --                --               --          1,838
Conversion of 1997 Notes.......   2,902,566      3        2,599           --                --               --          2,602
Exercise of warrants...........   1,270,531      1        1,073           --                --               --          1,074
Exercise of options............     247,913     --          279           --                --               --            279
Issuance of shares in
  connection with employee
  stock purchase plan..........      18,367     --           15           --                --               --             15
Deferred compensation related
  to stock option grants.......          --     --          659         (272)               --               --             --
Net loss.......................          --     --           --           --                --           (6,618)        (6,618)
                                 ----------    ---      -------        -----           -------         --------       --------
Balance at December 31, 1997...  32,307,990     32       38,151         (272)               --          (37,062)           849
Issuance of common stock, net
  of offering costs, in
  connection with 1998 Equity
  Offering.....................   3,378,218      3       11,739           --                --               --         11,742
Issuance of warrants in
  connection with 1998 Notes...          --     --        4,283           --                --               --          4,283
Issuance of warrants and stock
  options......................          --     --        2,602           --                --               --          2,602
Amortization of deferred
  compensation.................          --     --           --          230                --               --            230
Conversion of 1997 and 1998
  Notes........................   1,074,043      1        1,221           --                --               --          1,222
Exercise of warrants...........     624,407      1          606           --                --               --            607
Exercise of options............     765,564      1        1,458           --                --               --          1,459
Issuance of shares in
  connection with employee
  stock purchase plan..........      10,498     --           27           --                --               --             27
Issuance of promissory notes in
  connection with 1998 Equity
  Offering.....................          --     --           --           --            (5,000)              --         (5,000)
Net loss.......................          --     --           --           --                --          (17,821)       (17,821)
                                 ----------    ---      -------        -----           -------         --------       --------
Balance at December 31, 1998...  38,160,720     38       60,087          (42)           (5,000)         (54,883)           200
Issuance of warrants in
  connection with 1999 Notes...          --     --        3,308           --                --               --          3,308
Issuance of warrants and stock
  options......................          --     --        2,350         (702)               --               --          1,648
Amortization of deferred
  compensation.................          --     --           --          238                --               --            238
Conversion of 1997 and 1998
  Notes........................   4,087,763      4       10,597           --                --               --         10,601
Exercise of warrants...........   3,235,077      3        7,208           --              (550)              --          6,661
Exercise of options............     813,377      1        1,433           --                --               --          1,434
Issuance of shares in
  connection with employee
  stock purchase plan..........      24,220     --          156           --                --               --            156
Repayment of promissory
  notes........................          --     --           --           --             4,000               --          4,000
Net loss.......................          --     --           --           --                --          (26,145)       (26,145)
                                 ----------    ---      -------        -----           -------         --------       --------
Balance at December 31, 1999...  46,321,157    $46      $85,139        $(506)          $(1,550)        $(81,028)      $  2,101
                                 ==========    ===      =======        =====           =======         ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(26,145)   $(17,821)   $(6,618)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       429         182         77
  Amortization of deferred compensation.....................       238       3,477        387
  Amortization of debt issuance costs.......................        12         210        150
  Beneficial conversion feature.............................     2,425          --         --
  Gain on sale of dental assets.............................        --          --     (1,740)
  Warrant accretion associated with the 1997, 1998 and 1999
    Notes...................................................     2,723       2,605      1,066
  Issuance of common stock for services.....................        --         150        371
  Issuance of warrants and stock options for services
    rendered................................................     1,648          --         --
  Provision for obsolete inventory..........................        79          --        397
  Provision for doubtful accounts...........................        (8)         --        176
  Conversion of accrued interest to notes payable...........        46         557         --
  Changes in assets and liabilities:
    Accounts receivable.....................................      (184)        177        (16)
    Inventories.............................................    (2,041)        116        233
    Other current assets....................................      (157)       (174)       148
    Other non-current assets................................        (2)       (218)        --
    Accounts payable........................................      (278)        410     (1,302)
    Other accrued liabilities...............................        53       1,151       (258)
    Other liabilities.......................................       503         642        155
                                                              --------    --------    -------
         Total adjustments..................................     5,486       9,285       (156)
                                                              --------    --------    -------
Net cash used in operating activities.......................   (20,659)     (8,536)    (6,774)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................      (800)       (878)       (98)
Proceeds from sale of dental assets.........................        --          --      3,449
                                                              --------    --------    -------
  Net cash provided by (used in) investing activities.......      (800)       (878)     3,351
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations........................       (38)        (33)        (5)
Payments received on promissory notes.......................     4,000          --         --
Issuance of common stock, net of offering costs.............     8,251       8,042        996
Capitalization of debt issuance costs.......................        --         (14)      (358)
Issuance of redeemable convertible notes, net of issuance
  costs.....................................................    10,000       9,350      4,101
                                                              --------    --------    -------
  Net cash provided by financing activities.................    22,213      17,345      4,734
                                                              --------    --------    -------
Net increase in cash and equivalents........................       754       7,931      1,311
Cash and cash equivalents at beginning of year..............     9,889       1,958        647
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 10,643    $  9,889    $ 1,958
                                                              ========    ========    =======
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash (paid)/received for interest...........................  $   (454)   $   (284)   $    13
Cash paid for income taxes..................................  $     10    $      5    $     6
NON-CASH FINANCING ACTIVITIES
Promissory notes issued in exchange for common stock........  $    550    $  5,000    $    --
Conversion of 1997 and 1998 notes into common stock.........  $ 10,601    $  1,222    $ 2,602

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

 1. ORGANIZATION AND NATURE OF BUSINESS

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

     The Company has incurred significant losses for the last several years and at December 31, 1999 has an accumulated deficit of $81,028,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management recognizes the need for infusion of cash during the 2000 fiscal year. In January 2000, the Company raised approximately $11,200,000, net of offering costs in the form of convertible debentures with warrants. There can be no assurance that additional funds can be raised on terms acceptable to the Company, if at all. In the event needed additional working capital is not raised, the Company has the option of scaling back its expenditures to conserve cash until such financing or alternative business solutions are implemented.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions.

  Concentration of Risks

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks in the United States and in U.S. Treasury obligations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  Certain Risks and Uncertainties

     The Company's activities are subject to extensive regulation by the Food and Drug Administration ("FDA") and similar health authorities in certain foreign countries. The LTK System is regulated as a Class III medical device by the FDA under the Food, Drug & Cosmetic Act. Class III medical devices require a Premarket Approval Application ("PMA") by the FDA prior to commercial sale in the United States. The PMA process (and underlying clinical studies) is lengthy, the outcome is difficult to predict and requires substantial commitments of the Company's financial resources and management's time and effort. Delays in obtaining or failure to obtain required regulatory approvals or clearances in the United States and other countries would postpone or prevent the marketing of the LTK System and other devices and would impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain, in a timely manner, if at all, the required FDA approval of the Company's PMA in the United States for intended uses of the LTK System, or for any other devices for which the Company may seek approvals or clearances.

     Any products manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

     In addition, the introduction of the Company's products in foreign countries may require obtaining both US and individual foreign regulatory clearances in numerous countries. Although the Company's products have been sold in approximately 15 countries, sales of the LTK System require rigorous regulatory approvals before being sold in the United States and certain other countries. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the United States or certain foreign markets.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with the Company's bank and money market funds with a maturity from the date of purchase of 90 days or less. As of December 31, 1999 and 1998, the Company did not hold any investments in debt or equity securities.

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Appropriate allowances are made to reduce the value of inventories to the net realizable value, where this is below cost. This may occur where the Company determines that inventories may be slow moving or obsolete.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful lives of the assets, generally one to five years, or the lease term. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

  Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment when events or circumstances indicate the carry amount of the asset may not be recoverable. Recovery is measured by comparison of the carrying amounts to future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

  Revenue Recognition

     Revenues are recognized at time of shipment provided no significant obligations remain and collection of receivables are deemed probable. A provision for the estimated future cost of warranty is made at the time a sale is recorded.

  Research and Development

     Research and development expenditures are charged to operations as incurred. For the years ended December 31, 1999, 1998 and 1997, the expense was $4,774,000, $2,107,000 and $964,000, respectively.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

  Advertising and Sales Promotion Costs

     Advertising and sales promotion costs, included in General and Administrative expenses, are charged to operations as incurred. For the years ended December 31, 1999, 1998 and 1997, the expense was $1,711,000, $612,000 and
$200,000, respectively.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforwards and deferred tax assets will not be realized.

  Computation of Net Loss Per Share

     Basic net loss per share ("basic EPS") is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted net loss ("diluted EPS") per share calculation:

                                                    YEARS ENDED DECEMBER 31,
                                              -------------------------------------
                                                 1999          1998         1997
                                              ----------    ----------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC AND DILUTED EPS:
  Net loss..................................   $(26,145)     $(17,821)     $(6,618)
                                               --------      --------      -------
  Average Common Shares Outstanding.........     43,867        34,164       28,550
                                               --------      --------      -------
  Basic and diluted EPS.....................   $  (0.60)     $  (0.52)     $ (0.23)
                                               ========      ========      =======

     Excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive were 5,901,357 common equivalent shares in 1999, 7,199,795 common equivalent shares in 1998 and 7,303,537 common equivalent shares in 1997.

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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

  Segment Information

     All of the Company's assets are located in the United States. The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser systems. The Company sells its products globally to customers in the field of ophthalmology. The following is a summary of the Company's geographic sales:

                                                       1999    1998     1997
                                                       ----    ----    ------
                                                           (IN THOUSANDS)
Domestic.............................................  $ 8     $ 11    $1,774
Europe...............................................    4       10       314
Pacific Rim..........................................   --       --       409
Canada...............................................    9        3       180
South Africa.........................................    5      504       162
Other................................................   --       66        --
                                                       ---     ----    ------
          Total......................................  $26     $594    $2,839
                                                       ===     ====    ======

     The Company does not segregate information related to operating income generated by its export sales.

  Comprehensive Income

     The Company has adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the years ended December 31, 1999, 1998 and 1997, there are no differences between comprehensive income and net income.

  Fair Value of Financial Instruments

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Investments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

 3. BALANCE SHEET COMPONENTS

     Inventory at December 31 consists of :

                                                               1999     1998
                                                              ------    ----
                                                              (IN THOUSANDS)
Raw materials...............................................  $1,589    $11
Work-in-process.............................................     344     --
Finished goods..............................................      40     --
                                                              ------    ---
Inventory, net..............................................  $1,973    $11
                                                              ======    ===

     Property and equipment at December 31 consists of:

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Machinery and equipment.....................................  $  598   $  381
Computer equipment..........................................     872      663
Furniture and fixtures......................................     238       87
Leasehold improvements......................................     485      262
                                                              ------   ------
                                                               2,193    1,393
Less accumulated depreciation and amortization                  (922)    (493)
                                                              ------   ------
Property and equipment, net.................................  $1,271   $  900
                                                              ======   ======

     Included in computer equipment is equipment acquired under capital leases of $103,000 and related accumulated amortization of $77,000 and $43,000 at December 31, 1999 and 1998, respectively. Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $429,000, $182,000 and $77,000, respectively.

     Accrued liabilities consist of:

                                                          1999          1998
                                                         ------        ------
                                                            (IN THOUSANDS)
Accrued payroll and related expense....................  $1,008        $  513
Accrued professional fees..............................     427           641
Accrued regulatory and clinical........................     462           456
Other accrued expenses.................................     308           542
                                                         ------        ------
                                                         $2,205        $2,152
                                                         ======        ======

 4. INCOME TAXES

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                          1999    1998    1997
                                                          ----    ----    ----
Statutory Rate..........................................  (34)%   (34)%   (34)%
NOL's not benefited which have been reserved............   34%     34%     34%
                                                          ---     ---     ---
                                                            0%      0%      0%
                                                          ===     ===     ===

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                            1999       1998
                                                          --------    -------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $ 23,212    $15,200
     Research credits (expire 2005-2013)................     1,332        950
  Other.................................................       700        350
                                                          --------    -------
          Total deferred tax asset......................    25,244     16,500
Valuation allowance for deferred tax assets.............   (25,244)   (16,500)
                                                          --------    -------
Net deferred tax assets.................................  $     --    $    --
                                                          ========    =======

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $61,960,000 and $36,800,000 respectively. The change in the Company's valuation allowance from 1998 to 1999 was an increase of $8,744,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets.

     The ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions would limit utilization of the carryforwards should there be a substantial change in the Company's ownership. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 5. COMMITMENTS

  Leases

     The Company leases certain of its facilities and equipment under non-cancelable operating and capital leases with various expiration dates through 2004. Rent expense was $979,000, $331,000 and $233,000 in 1999, 1998 and
1997, respectively.

     The following is a schedule by year of future minimum lease payments at December 31, 1999:

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
                                                               (IN THOUSANDS)
Year ending December 31, 2000.............................   $  946        $30
2001......................................................      976         --
2002......................................................      993         --
2003......................................................    1,033         --
2004......................................................      272         --
                                                             ------        ---
Total minimum payments required...........................   $4,220         30
Less: Amount representing interest........................                   2
                                                                           ---
Present value of capital lease obligation.................                 $28
                                                                           ===

 6. LONG-TERM DEBT

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. The 1999 Notes are convertible into shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable semi-annually in cash or in-kind (additional convertible notes), and contain certain conversion features. One-half of the principal amount of the 1999 Notes became

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

convertible into the Company's Common Stock at a conversion price of $4.00 per share upon the January 13, 2000 ODP recommendation to the FDA to approve the LTK System. The remaining one-half of the 1999 Notes are convertible into 1,250,00 shares of Common Stock at a conversion price of $8.00 per share upon final FDA approval. Warrants were issued to the investor to purchase 148,950 shares of the Company's Common Stock at an exercise price of $0.01 per share with an expiration date of December 31, 2003. In 1999, the Company recognized a non cash charge of $2,425,000, calculated from the Company's closing stock price of $5.94 on January 1, 1999, less the conversion price of $4.00 for one half of the notes. In addition, the Company recognized a deferred non-cash charge of approximately $883,000 for the aggregate fair market value of the warrants based on the Black-Scholes Model Valuation that is amortized over the life of the 1999 Notes.

     As of December 31, 1999, the holder of the 1999 Notes had the option to convert notes into 2,500,000 shares of the Company's common stock and warrants into 148,950 shares. During 1999, the Company recorded approximately $2,719,000 as non-cash interest expense and $500,000 as interest expense from the 1999 Notes.

     The following table summarizes information about the notes payable balances as of December 31, as follows:

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
1997 5% convertible notes................................  $    --    $   684
1998 12% convertible notes (including secondary notes)...      169      9,507
1999 5% convertible notes................................   10,000         --
Unamortized discount relating to stock warrants..........     (611)    (2,450)
Accrued interest.........................................      507        609
                                                           -------    -------
                                                            10,065      8,350
Less: current portion of notes payable...................   (5,000)      (692)
                                                           -------    -------
                                                           $ 5,065    $ 7,658
                                                           =======    =======

 7. STOCKHOLDERS' EQUITY

  Common Stock

     In March 1997, the Company completed a private placement of convertible notes with warrants. In connection with this private placement, the placement agent received warrants to purchase 230,756 shares of common stock at an exercise price of $1.00 per share and with expiration dates of February and March 2002. In addition, the notes were convertible into 4,615,143 shares and the warrants attached to the notes were convertible into 2,307,572 shares with an exercise price of $1.00 per share with an expiration date of February and March 2002. These warrants were fair valued using the Black-Scholes valuation model and are being amortized over the term of the notes. As of December 31, 1999 all of the notes were converted into 4,615,143 shares and certain warrants were converted into 2,419,757 shares of common stock. As of December 31, 1999, there remained warrants outstanding convertible into 118,571 common shares.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

     In January 1998, the Company completed a private placement of convertible notes with warrants. The notes are convertible into 3,116,667 shares of common stock and the warrants are convertible into 1,870,000 shares of common stock with an exercise price of $3.00 and an expiration date of January 2003. These warrants were fair valued using the Black-Scholes valuation model and are being amortized over the term of the notes. On July 15, 1998 and January 15, 1999, accrued interest from the 1998 Notes was converted into Secondary Notes for 185,830 and 190,626 common shares, respectively. As of December 31, 1999 certain of the notes were converted into 3,436,907 shares and certain warrants were converted into 1,340,000 shares of common stock. As of December 31, 1999, there remained warrants outstanding and convertible into 530,000 common shares and 56,216 shares convertible from the notes.

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. The 1999 Notes are convertible into 1,250,000 shares of the Company's Common Stock at predetermined prices, bear interest at the rate of 5% payable-in-kind semi-annually (additional convertible notes), and contain certain conversion features. One-half of the 1999 Notes became convertible into the Company's Common Stock at a conversion price of $4.00 per share when conditional approval was received on January 13, 2000 from the ODP for the LTK System. The investor will also be required, on the date the Company receives FDA approval to market the LTK System in the United States (the "FDA Approval"), to convert the remaining one-half of the 1999 Notes into shares of Common Stock at a conversion price of $8.00 per share. Warrants were issued to the investor to purchase 148,950 shares of the Company's Common Stock at an exercise price of $0.01 per share with an expiration date of December 31, 2003. These warrants were fair valued using the Black-Scholes valuation model at the date of issuance using the following assumptions: dividend yield of 0%, expected term of warrants 1 year, risk free interest rate of 5.5%, and volatility of 92.36%. These warrants are being amortized over the term of the notes.

     In addition to the warrants issued in conjunction with the convertible notes, the Company issued warrants to employees to purchase 907,000 shares of common stock during 1999. The Company also issued warrants to consultants to purchase 190,000, 610,000 and 276,000 shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively. The Company calculated the fair value of each warrant issued to non-employees on the date of issuance using the Black-Scholes pricing method with the following assumptions: dividend yield of 0%, expected term of the warrants between 5 to 10 years, risk-free interest rate between 4.75% and 5.5%, and volatility between 92% and 171%.

     As of December 31, 1999, there were warrants outstanding to purchase 1,940,521 shares of common stock.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

  Stock Option Plan

     In 1999, the Company adopted the 1999 Long-Term Stock Equity Compensation Plan (the "1999 Plan") under which employees, directors and consultants may be granted incentive and non-statutory stock options, stock appreciation rights, restricted stock, performance units and performance shares. Each option issued under the Plan must be exercised within the period of 10 years from the date of grant and the exercise price of an option may not be less than the fair market value of the underlying shares of common stock on the date of grant. Options granted generally provide that 1/48th of the shares subject to option become exercisable each month after the grant. The exercise price of a free standing stock appreciation right must equal the fair market value of a share of common stock on the date of grant while the exercise price of a tandem stock appreciation right issued in connection with the stock option must equal the option price of the related option. The Compensation Committee may also award shares of restricted stock and performance units and performance shares upon such terms and conditions as it shall establish. The 1999 Plan expires in 2009.

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

     In 1988, the Company adopted the 1988 Stock Option Plan (the "1988 Plan") under which employees, directors and consultants may be granted incentive or non-statutory stock options. Under the 1988 Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to shareholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Non-statutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 25 percent of the shares subject to the option become exercisable one year after the date of grant and 1/36th of the remaining shares subject to the option become exercisable each month thereafter. The 1988 Plan expired in November 1998.

     The fair value of each option grant is estimated at the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997:

                                               1999         1998         1997
                                             ---------    ---------    ---------
Risk-free interest rate....................    5.50%        5.03%        6.15%
Expected life..............................  2.0 years    2.5 years    4.8 years
Volatility.................................    173.1%        101%        95.5%
Dividend yield.............................     --           --           --

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

     A summary of the Company's option activity as of December 31, 1999, 1998 and 1997 and changes during the years-ending on those dates are as follows:

                                                             OUTSTANDING OPTIONS
                                      ------------------------------------------------------------------
                                         OPTIONS
                                      AVAILABLE FOR      OPTIONS                        WEIGHTED AVERAGE
                                          GRANT        OUTSTANDING    EXERCISE PRICE     EXERCISE PRICE
                                      -------------    -----------    --------------    ----------------
BALANCE, 01/01/1997.................      296,938       2,512,438      $0.91-$2.87           $ 1.09
Reserved............................    3,000,000
Granted.............................   (2,954,300)      2,954,300      $1.00-$4.44             2.69
Cancelled...........................      858,370        (858,370)     $0.75-$2.87             1.18
Exercised...........................           --        (247,913)     $0.75-$1.06             1.01
                                       ----------       ---------     -------------
BALANCE, 12/31/1997.................    1,201,008       4,360,455      $1.00-$4.44             2.16
Granted.............................   (1,080,500)      1,080,500      $3.00-$9.34             7.47
Cancelled...........................       13,987         (13,987)     $1.00-$4.44             3.47
Expired.............................      (68,332)
Exercised...........................           --        (769,002)     $0.75-$4.38             1.37
                                       ----------       ---------     -------------
BALANCE, 12/31/1998.................       66,163       4,657,966      $1.00-$9.34             3.50
Reserved............................    2,100,000
Granted.............................   (2,468,977)      2,468,977     $3.80-$13.00            10.34
Cancelled...........................      423,458        (423,458)    $1.44-$12.62             4.70
Exercised...........................           --        (813,377)     $1.00-$9.16             1.76
                                       ----------       ---------     -------------
BALANCE, 12/31/1999.................      120,644       5,890,108     $1.03-$13.00           $ 6.52
                                       ==========       =========

     As of December 31, 1999, 1998 and 1997, options to purchase 2,126,110, 1,872,292 and 1,621,269 shares, respectively, were vested and of those, 1,109,968, 1,285,636 and 1,547,571 shares, respectively, were immediately exercisable. The weighted average fair value of those options granted in 1999, 1998 and 1997 was $7.73, $2.54 and $2.08, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               -------------------------------------   -------------------------------------------
                                               WEIGHTED                                WEIGHTED
                                               AVERAGE      WEIGHTED                   AVERAGE
                                              REMAINING     AVERAGE                   REMAINING        WEIGHTED
                                 NUMBER      CONTRACTUAL    EXERCISE     NUMBER      CONTRACTUAL       AVERAGE
                               OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE   LIFE (YEARS)   EXERCISE PRICE
                               -----------   ------------   --------   -----------   ------------   --------------
$ 1.00 - $ 2.00..............   1,353,541         7.2        $ 1.17       721,659        7.0            $ 1.13
$ 2.01 - $ 4.00..............   1,255,248         7.9          3.93       182,026        8.1              3.92
$ 4.01 - $ 6.00..............     397,719         9.4          4.81        52,339        8.2              4.19
$ 6.01 - $ 8.00..............     813,500         8.3          7.59        25,478        8.3              7.36
$ 8.01 - $10.00..............     396,300         9.3          8.65       102,218        9.2              8.68
$10.01 - $12.00..............   1,082,500        10.0         11.77         8,019        9.2             10.84
$12.01 - $13.00..............     591,300         9.4         12.92        18,229        9.4              9.41
                                ---------                    ------     ---------                       ------
          TOTAL..............   5,890,108                    $ 6.52     1,109,968                       $ 2.78
                                =========                    ======     =========                       ======

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

  Employee Stock Purchase Plan

     In June 1992, the Company adopted the 1992 Employee Stock Purchase Plan under which 200,000 shares have been reserved for issuance. Eligible employees may purchase common stock at 85 percent of the lower of the closing price of the stock on the offering date or the exercise date determined by the Board of Directors. Annual purchases are limited to 10 percent of each employee's compensation or 4,000 shares per employee. There were 93,741, 69,521 and 59,023 shares issued under the plan as of December 31, 1999, 1998 and 1997, respectively.

     Fair market value for the purchase rights issued under the Purchase Plan is determined under the Black-Scholes Valuation Model using the following assumptions for 1999, 1998 and 1997:

                                              1999        1998        1997
                                            --------    --------    --------
Risk-free Interest Rates..................      5.50%       5.03%       6.15%
Expected Life.............................  6 months    6 months    6 months
Volatility................................       184%        101%       95.5%
Dividend Yield............................        --          --          --

     The weighted average fair market value of those purchase rights granted in 1999, 1998 and 1997 was $6.46, $1.07 and $0.76, respectively.

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997 would have been increased as follows:

                                                 1999          1998         1997
                                              ----------    ----------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported.....................   $(26,145)     $(17,821)     $(6,618)
Net loss -- pro forma.......................    (35,122)      (23,343)      (8,001)
Net loss per share -- as reported...........   $  (0.60)     $  (0.52)     $ (0.23)
Net loss per share -- pro forma.............   $  (0.80)     $  (0.68)     $ (0.28)

 8. EMPLOYEE BENEFIT PLAN

     During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. Contributions by the Company amounted to $25,000, $16,000 and $20,000 in 1999, 1998 and 1997, respectively.

 9. SALE OF DENTAL ASSETS

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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 1999

Company intends to recognize proceeds from the sale and interest on the note as cash is received. The gain on sale of the Dental Assets is comprised as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash proceeds from the sale of the dental assets............      $4,000
Less: Inventory and equipment sold..........................      (1,498)
  ADT transfer fee..........................................        (275)
  Transaction fees..........................................        (237)
  Other costs...............................................        (250)
                                                                  ------
  Gain on sale of dental assets.............................      $1,740
                                                                  ======

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

10. SUBSEQUENT EVENTS

     On January 11, 2000, the Company completed an $11,200,000, net of offering costs, private placement of convertible debentures with warrants. These debentures are convertible into the Company's common stock at a conversion price of $5.916, at the option of the holder, and mature in June 2002. The debentures bear interest at a rate of 7% per annum, payable quarterly in kind or cash at the option of the Company. There are two types of associated warrants issued in connection with the debentures. Type A are five year warrants with an exercise price of $6.803. Type B warrants are two year warrants with an exercise price of $6.803 and are callable at the Company's option once the closing stock price is equal to or higher than $7.823 for a continuous period of twenty trading days.

     On January 13, 2000, $5,000,000 of the principal amount of the 1999 Notes became convertible into the Company's Common Stock at a conversion price of $4.00 per share when the ODP unanimously voted to recommend that the FDA approve the Company's LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to labeling regarding patient symptoms, longevity of effect and the effect of retreatment.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE     ADDITIONS                          BALANCE
                                                  AT       CHARGED TO                            AT
                                              BEGINNING    COSTS AND                            END
                                              OF PERIOD     EXPENSES    DEDUCTIONS   OTHER   OF PERIOD
                                              ----------   ----------   ----------   -----   ----------
                                                                   (IN THOUSANDS)
Year ended December 31, 1997
  Allowance for uncollectible accounts......    $  140       $  176       $(232)      $--      $   84
  Allowance for inventory...................    $  350       $  397       $(100)      $--      $  647
  Allowance for uncollectible notes.........    $   --       $1,500       $  --       $--      $1,500
Year ended December 31, 1998
  Allowance for uncollectible accounts......    $   84       $   --       $ (73)      $--      $   11
  Allowance for inventory...................    $  647       $   --       $(461)      $--      $  186
Year ended December 31, 1999
  Allowance for uncollectible accounts......    $   11       $   --       $  (8)      $--      $    3
  Allowance for inventory...................    $  186       $   79       $  --       $--      $  265

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 28th day of March, 2000.

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

/s/ C. RUSSELL TRENARY, III                               President and                  March 28, 2000
--------------------------------------------------------  Chief Executive Officer
C. Russell Trenary, III

/s/ PETER E. JANSEN                                       Vice President, Finance and    March 28, 2000
--------------------------------------------------------  Chief Financial Officer
Peter E. Jansen                                           (Principal Financial and
                                                          Accounting Officer)

/s/ JOSEPH D. KOENIG                                      Director and                   March 28, 2000
--------------------------------------------------------  Chairman of the Board
Joseph D. Koenig

/s/ R. DALE BOWERMAN                                      Director                       March 28, 2000
--------------------------------------------------------
R. Dale Bowerman

/s/ MICHAEL S. MCFARLAND                                  Director                       March 28, 2000
--------------------------------------------------------
Michael S. McFarland

/s/ ALAN H. MAGAZINE                                      Director                       March 28, 2000
--------------------------------------------------------
Alan H. Magazine

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1      Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
           corporation(1)
  3.1      Certificate of Incorporation, as amended(2)
  3.2      Bylaws(2)
  4.1      Form of Rights Agreement, dated as of October 24, 1997,
           between the Company and ChaseMellon Shareholder Services,
           L.L.C., as rights agent(3)
  4.2      Form of Warrant issued to Pennsylvania Merchant Group(4)
  4.3      Form of 12% Subordinated Pay-In-Kind Note Due 2001(5)
  4.4      Form of Registration Rights Agreement(5)
  4.5      Form of 5% Convertible Subordinated Pay-In-Kind Note due
           2001(6)
  4.6      Form of Warrant for the Purchase of Common Stock(6)
  4.7      Form of Registration Rights Agreement(6)
  4.8      Form of Amendment to Rights Agreement, dated as of May 3,
           1999, between the Company and ChaseMellon Shareholder
           Services, L.L.C., as rights agent(7)
  4.9      Form of 7% Convertible Debenture dated January 11, 2000(8)
  4.10     Form of A Warrant dated January 11, 2000(8)
  4.11     Form of B Warrant dated January 11, 2000(8)
  4.12     Registration rights Agreement dated January 11, 2000 among the Company, The Tail Wind Fund, Ltd., LBI Group, Inc.,
           Jeddy Development Inc., Donald Sanders M.D., PhD., Donald
           Sanders IRA, CIBC Oppenheimer Corp. as Custodian, Monica
           Sanders, Kendra Sanders, Wanda Sanders IRA, CIBC Oppenheimer
           Corp., as Custodian, Meyer Temkin and Charles D. Kelman,
           M.D.(8)
  4.13     Form of warrant dated January 11, 2000, issued to Dunwoody
           Brokerage Services, Inc.
 10.1      Patent License Agreement between the Company and Patlex
           Corporation dated January 1, 1990(9)
 10.2      Agreement between the Company and the University of Miami,
           Department of Ophthalmology, dated October 28, 1991(10)
 10.3      Settlement Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
 10.4      License Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
 10.5      Settlement Agreement between the Company and American Dental
           Technologies, dated July 30, 1996(1)
*10.6      Form of Indemnification Agreement between the Company and
           each of its officers and directors(9)
*10.7      1988 Stock Option Plan, as amended(5)
*10.8      Form of Indemnification Agreement by and between the Company and its executive officers(3)
 10.9      Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
           Subordinated Pay-In-Kind Notes Due 2001 and accompanying
           Warrants in January 1998(5)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
*10.10     Form of Amended and Restated Change of Control Agreement by
           and between the Company and its President and Chief
           Executive Officer(12)
*10.11     Form of Amended and Restated Change of Control Agreement by
           and between the Company and its executive officers (other
           than the President and Chief Executive Officer)(12)
 10.12     Sublease between Avant! Corporation, as sub-sublandlord, the
           Company, as sub-subtenant, Cirrus Logic, Inc., as
           sublandlord, Avant! Corporation, as subtenant, Renco
           Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
           Avenue, Fremont, California(13)
10.13      Form of Note and Warrant Purchase Agreement(6)
*10.14     The 1997 Stock Option Plan (14)
*10.15     The 1999 Long-Term Equity Compensation Plan(15)
 10.16     Purchase Agreement dated January 11, 2000 between the
           Company and The Tail Wind Fund, Ltd., LBI Group, Inc., Jeddy
           Development, Inc., Donald Sanders M.D., PhD., Donald Sanders
           IRA, CIBC Oppenheimer Corp., as Custodian, Monica Sanders,
           Kendra Sanders, Wanda Sanders IRA, CIBC Oppenheimer Corp. as
           Custodian, Meyer Temkin and Charles D. Kelman, M.D.(8)
 21.1      Subsidiaries of the Company
 22        Power of Attorney (included on the signature pages to this
           Form 10-K)
 23        Consent of PricewaterhouseCoopers LLP, Independent
           Accountants
 27        Financial Data Schedule

---------------
   *  Compensatory plan or management contract

 (1) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-10428)

 (2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-17816)

 (3) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-17816)

 (4) Incorporated by reference from the registrant's Current Report on Form 8-K dated October 24, 1997 (File No. 0-17816)

 (5) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 26, 1998 (File No. 0-17816)

 (6) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 1, 1999 (File No. 0-10428)

 (7) Incorporated by reference from the registrant's Current Report on Form 8-K filed September 31, 1999 (File No. 0-17816)

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K filed January 14, 1999 (File No. 0-17816)

 (9) Incorporated by reference from the registrant's Registration Statement on Form S-1, as amended (File No. 33-36768)

(10) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-17816)

(11) Incorporated by reference from the registrant's Registration Statement on Form S-18, as amended (File No., 33-27029-LA)

(12) Incorporated by reference from the registrant's Current Report on Form 8-K dated May 8, 1998 (File No. 0-17816)

(13) Incorporated by reference from the registrant's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

(14) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated March 2, 1999 (File No. 333-73211)

(15) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated November 24, 1999 (File No. 333-91669)