Form 10-Q
period 2000-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2000-05-15
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

 3400 W. WARREN AVENUE, FREMONT, CALIFORNIA                        94538
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 623-9001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common Stock, $0.001 Par Value -- 46,463,746 shares as of May 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item    Financial Statements (Unaudited)
       1.
             Condensed Consolidated Statements of Operations -- Three
             months ended March 31, 2000 and 1999........................    1
             Condensed Consolidated Balance Sheets -- March 31, 2000 and
             December 31, 1999...........................................    2
             Condensed Consolidated Statements of Cash Flows -- Three
             months ended March 31, 2000 and 1999........................    3
             Notes to Condensed Consolidated Financial
             Statements -- March 31, 2000................................    4

     Item    Management's Discussion and Analysis of Financial Condition
       2.    and Results of Operations...................................    6
     Item    Quantitative and Qualitative Disclosures About Market
       3.    Risk........................................................    9

PART II. OTHER INFORMATION
     Item    Changes in Securities and Use Proceeds......................
       1.                                                                   10
     Item    Exhibits and Reports on Form 8-K............................
       6.                                                                   10
             Signatures..................................................   11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Net revenues................................................   $     18       $    13
Cost of revenues............................................        719           384
                                                               --------       -------
Gross loss..................................................       (701)         (371)

Operating expenses:
  Research and development..................................      1,018         1,366
  Sales, marketing and regulatory...........................      2,581         1,378
  General and administrative................................      1,432         2,423
                                                               --------       -------
Total operating expenses....................................      5,031         5,167
                                                               --------       -------
Loss from operations........................................     (5,732)       (5,538)
  Interest income...........................................        244           277
  Interest expense..........................................    (10,545)       (3,207)
                                                               --------       -------
Net loss....................................................   $(16,033)      $(8,468)
                                                               ========       =======
Net loss per share, basic and diluted.......................   $  (0.35)      $ (0.21)
                                                               ========       =======
Shares used in calculation of basic and diluted net loss per
  share.....................................................     46,406        40,392
                                                               ========       =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $ 13,646       $ 10,643
  Accounts receivables, net.................................       466            327
  Inventories, net..........................................     4,422          1,973
  Other current assets......................................     1,440            462
                                                              --------       --------
          Total current assets..............................    19,974         13,405
  Property and equipment, net...............................     1,451          1,280
  Other non-current assets..................................       219            220
                                                              --------       --------
          Total assets......................................  $ 21,644       $ 14,905
                                                              ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $  5,114       $  5,028
  Accounts payable..........................................     1,749            416
  Accrued liabilities.......................................     1,535          2,205
                                                              --------       --------
          Total current liabilities.........................     8,398          7,649
Notes payable and other long-term liabilities...............     7,272          5,155
                                                              --------       --------
          Total liabilities.................................    15,670         12,804
                                                              --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding
  Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 46,459,086 and 46,321,157 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively...........................................        46             46
  Additional paid-in capital................................   105,453         85,139
  Notes receivable for common stock.........................    (1,550)        (1,550)
  Deferred compensation.....................................      (914)          (506)
  Accumulated deficit.......................................   (97,061)       (81,028)
                                                              --------       --------
          Total stockholders' equity........................     5,974          2,101
                                                              --------       --------
          Total liabilities and stockholders' equity........  $ 21,644       $ 14,905
                                                              ========       ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................  $(16,033)   $(8,468)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       149         89
     Amortization of deferred compensation..................        80        301
     Amortization of debt issuance costs....................         1          7
     Warrant accretion and beneficial conversion features
      associated with 1997, 1998 and 1999 Notes.............    10,247      2,881
     Warrants issued to consultants in lieu of cash.........        --      1,081
     Conversion of accrued interest on notes payable........        --        578
  Changes in assets and liabilities:
     Accounts receivable....................................      (139)       (38)
     Inventories............................................    (2,449)      (190)
     Other current assets...................................      (978)        14
     Accounts payable.......................................     1,333        287
     Other accrued liabilities..............................      (670)      (295)
     Other long-term liabilities............................       308       (312)
                                                              --------    -------
Net cash used in operating activities.......................    (8,151)    (4,065)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................      (320)      (318)
                                                              --------    -------
Net cash used in investing activities.......................      (320)      (318)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt obligations............................       (40)        (9)
  Issuance of common stock, net of offering costs...........       171      1,881
  Issuance of redeemable convertible notes, net of issuance
     costs..................................................    11,217     10,000
  Proceeds from issuance of promissory notes................        --      4,000
  Proceeds from issuance of debt obligations................       126         --
                                                              --------    -------
Net cash provided by financing activities...................    11,474     15,872
                                                              --------    -------
Net increase in cash and cash equivalents...................     3,003     11,489
Cash and cash equivalents at beginning of period............    10,643      9,889
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 13,646    $21,378
                                                              ========    =======

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at March 31, 2000 has an accumulated deficit of $97,061,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long-term ability to continue as a going concern is dependent upon achieving profitable operations, of which there can be no assurance. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for certain products under development. Management also recognized the need for infusion of cash. In January 2000, the Company raised approximately $11,200,000, net of offering costs, in the form of convertible debentures and warrants. In the event needed working capital is not raised, the Company has the option of scaling back its expenditures to conserve cash until such financing or other alternative business solutions are implemented.

2. NET LOSS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 6,251,196 and 7,934,417 common equivalent shares as of March 31, 2000 and 1999 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Raw materials........................................   $2,423         $1,589
Work-in-process......................................    1,774            344
Finished goods.......................................      225             40
                                                        ------         ------
Inventory, net.......................................   $4,422         $1,973
                                                        ======         ======

4. ISSUANCE OF 2000 CONVERTIBLE DEBENTURES

     On January 11, 2000, the Company completed a $11,700,000 ($11,200,000 net of offering costs) private placement of convertible debentures with warrants. These debentures are convertible into the Company's

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                  (UNAUDITED)
                                 MARCH 31, 2000

common stock at a conversion price of $5.916, at the option of the holder, and mature in June 2002. The debentures bear an interest rate of 7% per annum, payable in kind or cash at the option of the Company and is payable quarterly. There are two types of associated warrants issued in connection with the debentures. Type A are five-year warrants with an exercise price of $6.803. Type B warrants are two-year warrants with an exercise price of $6.803 and are callable at the Company's option once the closing stock price is equal to or higher than $7.823 for a continuous period of twenty trading days.

     The Company recorded approximately $10,247,000 as non-cash expenses associated with the financing costs of the 1998, 1999 and 2000 financings. Of this amount, approximately $81,000 refers to non-cash charges for warrants issued as part of the 1998 and 1999 financings and represents the first quarter 2000's portion of the amortization of the total implied value of such warrants, as determined on the date the financings became effective, using the Black-Scholes method of valuation. The remaining $10,166,000 represents non-cash charges recognized in the first quarter 2000 associated with the January 2000 Convertible Debenture financing. These first quarter charges originate from the valuation of mark to market of the Convertible Debentures in the amount of approximately $9,438,000 and the determination of the implied fair value, by means of the Black-Scholes valuation method, of the warrants attached to the January 2000 Convertible Debentures in the amount of approximately $728,000. There remains a total of approximately $9,971,000 of non-cash charges resulting from the determination of the implied fair value of the warrants on the effective date of the financing, using the Black-Scholes valuation method, that will be amortized over the remaining life of the warrants. Thus amount is registered in a contra-account to the "notes payable and other long-term liabilities" line on the Balance Sheet as an offset to the original Convertible Debenture amount of $11,700,000. The contra-account will reflect a corresponding decrease equal to the non-cash charge amortized quarterly.

5. NEW ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, The Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarified the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation covers specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

     Our working capital is seriously depleted due to our substantial losses in the past eight years. Sales of our existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of our holmium laser corneal shaping product or process known as the Laser Thermal Keratoplasty (the "LTK System"). We have been able to raise additional working capital for all aspects of our business through the private placements of our common stock and convertible notes with warrants. We raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, we raised $11,200,000, net of offering costs, in a private placement in the form of convertible debentures and warrants (the "2000 Notes Placement").

     On January 13, 2000, $5,000,000 of the principal amount of the 1999 Notes became convertible into the Company's Common Stock at a conversion price of $4.00 per share when the Ophthalmic Devices Panel (the "ODP") unanimously voted to recommend that the FDA approve the Company's LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to patient symptoms, longevity of effect and the effect of retreatment. As of March 31, 2000, this portion of the Notes have not yet been converted by the holder.

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. At our current rate of cash expenditures, we may need to raise additional working capital during 2000 to fund operations. We expect to spend approximately $1,110,000 for additional capital expenditures in fiscal year 2000. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders and us. If funds are not available to finance the Company's operations and bridge its working capital needs until revenues and profits are achieved, we may need to scale back expenditures and limit our operational capacity until such financing or other alternative business solutions are implemented.

     On January 13, 2000, the ODP unanimously voted to recommend that the FDA approve the Sunrise LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to labeling regarding patient symptoms, longevity of effect and the effect of retreatment. Final FDA approval is expected sometime within three to nine months from the January 13 ODP approval although we can not be certain we will obtain that approval within that time frame, if at all.

     On January 27, 2000 the Company announced that it had passed its ISO9001/EN46001 certification audit for the Company's quality system and therefore is certified for the International Organization for Standards ISO 9001, European Commission EN 46001 and CE marking (European Community Seal of Approval).

FINANCIAL CONDITION

     As of March 31, 2000, the Company had $13,646,000 in cash and cash equivalents. The Company's operating activities used $8,151,000 in the three months ended March 31, 2000 and $4,065,000 in cash during the same period in 1999. Substantial portions of the 1999 and 2000 losses were funded with the proceeds of a series of private placements. The 1999 Notes Placement had aggregate net proceeds of approximately $10,000,000 and the 2000 Notes Placement generated aggregate net proceeds of approximately $11,200,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at March 31, 2000 amounted to approximately $11,576,000. At December 31, 1999, working capital amounted to approximately $5,756,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. The Company has invested a significant portion of its working capital during the first quarter of 2000 in the ramp-up of manufacturing capabilities, build-up of materials and components for the production of the Hyperion LTK System and its market preparation for the launch on the domestic and international markets. The existing working capital is insufficient to fund the continuation of manufacturing activities and market launch preparation through the end of the year at the current rate of expenditures without replenishment by either the results of sales revenues from the Hyperion LTK System or the raising of new funds in the form of debt or new equity instruments. Sales of the Hyperion LTK System can be made to certain international markets where it is approved by the local regulatory authorities. Sales to the domestic market can only be made after the Company receives FDA approval and there is no assurance that such FDA approval will be obtained in a timely manner, or if at all. Additionally, there is no assurance the Company will be able to raise sufficient working capital from the capital markets or through debt instruments. Management believes that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to extensively curtail its operations until an appropriate business solution is implemented.

RESULTS OF OPERATIONS

     Revenues of $18,000 for the three-month period ended March 31, 2000 represent a 38% increase from revenues of $13,000 for the same period in 1999.

     Costs of revenues and the resulting negative margin for the three-month period ended March 31, 2000 reflect charges of unabsorbed manufacturing overhead.

     Research and development expenses totaled $1,018,000 for the three month period ended March 31, 2000, compared to $1,366,000 for the same period in 1999. The 25% decrease in engineering and development expenses compared to those of 1999 was primarily due to the decrease in consulting services and supplies related to the development of the LTK System.

     Sales, marketing and regulatory costs were $2,581,000 for the three-month period ended March 31, 2000, compared to $1,378,000 for the same period in 1999. The 87% increase in sales, marketing and regulatory expenses in the first quarter of 2000 was due to the increase in marketing efforts in preparation of the Hyperion LTK System market launch which is expected later in the year, following final FDA approval, although we can not be certain that we will obtain that approval this year, if at all. In addition, the other components of the increase are higher consulting fees in connection with the ongoing clinical studies and increased headcount in sales, customer support and professional education.

     General and administrative expenses were $1,432,000 for the three-month period ended March 31, 2000, compared to $2,423,000 for the same period of 1999. The decrease of approximately 41% in general and administrative expenses for the three-month period ended March 31, 2000 as compared to the same period in 1999, was primarily due to a significant decrease in non-cash compensation charges attributed to the issuance of warrants and stock options to consultants of the Company in lieu of cash, offset by a slight increase in expenses resulting from the increase in headcount. Approximately $81,000 of general and administrative expenses in the first quarter of 2000 was attributed to non-cash option charges and expense related to the determination of the fair value of warrants issued to consultants in lieu of cash compared to the $1,383,000 expense for the first quarter of 1999.

     Net interest and other expense for the three month period ended March 31, 2000 of $10,301,000 represents non-cash interest charges pursuant to the 1998, 1999 and 2000 Notes Placements and related warrants, compared to $2,930,000 for the same period of 1999. Approximately $10,249,000, or 99%, of the Company's net interest expense was due to non-cash charges incurred in connection with the 1998, 1999 and 2000 Notes Placement. The implied fair value of the warrants, the conversion features and the placement costs of such notes are recorded as non-cash interest expense in 1999 and 2000. The 1998 Notes, the 1999 Notes, and the 2000 Notes bear a stated interest rate of 12%, 5% and 7%, respectively. The effective rate of interest of such notes, which includes the nominal interest rate, the amortization of the fair value of the warrants and the mark to market value of the Notes' principal amounts is approximately 26%, 16% and 76%, respectively.

     The net loss for the three-month period ended March 31, 2000 of $16,033,000 was primarily due to the lack of revenue from the ophthalmic products to offset the expenses associated with the development, marketing and regulatory approval of the LTK System and the general expenses associated with the operations of the Company. Approximately $10,328,000, or 64% of the net loss, was primarily attributable to non-cash charges associated with the January 1999 and 2000 debt financings. The Company has the option of scaling back its expenditures, if necessary, to conserve cash until such financing or alternative business solutions are implemented.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Investments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters or fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of the fiscal year 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

     In March 2000, The Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarified the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation covers specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

     The fair value of the Company's cash and cash equivalents or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed.

     It is not possible to anticipate the level of interest and the rates past 2000. Changes in interest rates have no impact on our debt as the 1998 Notes, 1999 Notes and 2000 Notes bear fixed interest rates of 12%, 5% and 7%, respectively.

                           PART II. OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 11, 2000, the Company completed a private placement of convertible debentures in the aggregate principal amount of approximately $11,700,000 and related warrants. The proceeds of the private placement to the Company was approximately $11,200,000 cash, net of offering costs. The debentures bear interest at the rate of 7% per annum for a term of 2 1/2 years and are convertible at the option of the investors for a price set at a discount of 25% of the average of the ten lowest closing bid prices of the Company's Common Stock in February 2000, which equates to $5.916 per share.

     Investors also were issued two classes of warrants. Each warrant is exercisable to purchase 25% of the number of shares represented by the conversion into shares of the Company's Common Stock of the debentures to which the warrant relates at an exercise price equal to a premium of 15% to the conversion price of the debentures. Class A warrants represent rights to purchase an aggregate of 494,426 shares of the Company's Common Stock at an exercise price of $6.803 per share and have an expiration date of January 11, 2005. Class B warrants represent rights to purchase an aggregate of 494,426 shares of the Company's Common Stock at an exercise price of $6.803 per share, have an expiration date of January 11, 2002 and are callable by the Company if the stock's closing bid price exceeds a 25% premium to the exercise price for a period of 20 consecutive trading days.

     The private placement was made to a limited number of accredited investors pursuant to the exemption from registration under Section 4(2) and Rule 506 of Regulation D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      27       Financial Data Schedule

B. REPORTS ON FORM 8-K

     The Company filed the following reports on Form 8-K during the period ended March 31, 2000:

          (a) Report on Form 8-K dated January 14, 2000 to report under Item 5 that the Company issued a private placement of convertible debentures with associated warrants;

          (b) Report on Form 8-K dated March 6, 2000 to report under Item 5 the establishment of the conversion rate and warrant exercise price of the January 2000 debentures and related warrants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

Date: May 15, 2000                  By:     /s/ C. RUSSELL TRENARY, III
                                       -----------------------------------------
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

Date: May 15, 2000                  By:         /s/ PETER E. JANSEN
                                       -----------------------------------------
                                           Vice President, Finance and Chief
                                                   Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27       Financial Data Schedule