Form 10-Q
period 2000-06-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2000-08-11
CIK 846771

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common Stock, $0.001 Par Value -- 48,300,222 shares as of August 7, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Statements of Operations -- Three and
           six months ended June 30, 2000 and 1999...................    1
         Condensed Consolidated Balance Sheets -- June 30, 2000 and
           December 31, 1999.........................................    2
         Condensed Consolidated Statements of Cash Flows -- Three and
           six months ended June 30, 2000 and 1999...................    3
         Notes to Condensed Consolidated Financial Statements -- June
           30, 2000..................................................    4
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................    7
         Quantitative and Qualitative Disclosures About Market
Item 3.    Risk......................................................   10

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use Proceeds......................   11
Item 4.  Submission of Matters to a Vote of Security Holders.........   11
Item 5.  Other Information...........................................   12
Item 6.  Exhibits and Reports on Form 8-K............................   12
Signatures...........................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                     2000       1999        2000        1999
                                                   --------    -------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................  $    424    $     3    $    442    $     16
Cost of revenues.................................     1,414        542       2,133         925
                                                   --------    -------    --------    --------
Gross loss.......................................      (990)      (539)     (1,691)       (909)
                                                   --------    -------    --------    --------
Operating expenses:
  Research and development.......................       945      1,144       1,963       2,511
  Sales, marketing and regulatory................     3,382      1,692       5,963       3,072
  General and administrative.....................     5,599      1,270       7,031       3,691
                                                   --------    -------    --------    --------
          Total operating expenses...............     9,926      4,106      14,957       9,274
                                                   --------    -------    --------    --------
Loss from operations.............................   (10,916)    (4,645)    (16,648)    (10,183)
  Interest income................................       174        246         418         523
  Interest expense...............................    (1,119)    (1,434)    (11,664)     (4,640)
                                                   --------    -------    --------    --------
Net loss.........................................  $(11,861)   $(5,833)   $(27,894)   $(14,300)
                                                   ========    =======    ========    ========
Net loss per share, basic and diluted............  $  (0.25)   $ (0.14)   $  (0.60)   $  (0.34)
                                                   ========    =======    ========    ========
Shares used in calculation of basic and diluted
  net loss per share.............................    46,752     43,106      46,579      41,757
                                                   --------    -------    --------    --------

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30,          DECEMBER 31,
                                                                  2000                1999
                                                              ------------        -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.................................   $   5,312            $ 10,643
  Accounts receivable, net..................................         951                 327
  Inventories, net..........................................       7,920               1,973
  Other current assets......................................       1,719                 462
                                                               ---------            --------
          Total current assets..............................      15,902              13,405
  Property and equipment, net...............................       1,800               1,280
  Patents, net..............................................       8,271                  --
  Other non-current assets..................................         262                 220
                                                               ---------            --------
          Total assets......................................   $  26,235            $ 14,905
                                                               =========            ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  10,260            $  5,028
  Accounts payable..........................................       1,575                 416
  Accrued liabilities.......................................       2,059               2,205
                                                               ---------            --------
          Total current liabilities.........................      13,894               7,649
Notes payable and other long-term liabilities...............       2,274               5,155
                                                               ---------            --------
          Total liabilities.................................      16,168              12,804
                                                               ---------            --------
Commitments and contingencies Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding Common Stock,
     $0.001 par value, 75,000,000 shares authorized,
     48,169,934 and 46,321,157 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively...          48                  46
  Additional paid-in capital................................     123,932              85,139
  Notes receivable for common stock.........................      (1,550)             (1,550)
  Deferred compensation.....................................      (3,441)               (506)
  Accumulated deficit.......................................    (108,922)            (81,028)
                                                               ---------            --------
          Total stockholders' equity........................      10,067               2,101
                                                               ---------            --------
          Total liabilities and stockholders' equity........   $  26,235            $ 14,905
                                                               =========            ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................   $(27,894)      $(14,300)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        345            189
     Amortization of deferred compensation..................      4,360            315
     Amortization of debt issuance costs....................          1              8
     Warrant accretion and beneficial conversion features
      associated with 1997, 1998 & 1999 Notes...............     11,156          4,160
     Issuance of warrants and non-qualified stock options...         --          1,081
     Conversion of accrued interest on notes payable........        193            578
     Increase/(decrease) in inventory reserve...............        (72)            28
  Changes in assets and liabilities:
     Accounts receivable....................................       (624)          (112)
     Inventories............................................     (5,875)          (581)
     Other current assets...................................     (1,257)          (149)
     Non-current assets.....................................        (43)            --
     Accounts payable.......................................      1,159            221
     Other accrued liabilities..............................       (146)          (383)
     Other long-term liabilities............................        152           (386)
                                                               --------       --------
          Total adjustments.................................      9,349          4,969
                                                               --------       --------
Net cash used in operating activities.......................    (18,545)        (9,331)
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................       (865)          (511)
                                                               --------       --------
Net cash used in investing activities.......................       (865)          (511)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt obligations............................        (87)           (17)
  Issuance of common stock, net of offering costs...........      2,823          5,606
  Issuance of redeemable convertible notes, net of issuance
     costs..................................................     11,217         10,000
  Proceeds from issuance of promissory notes................         --          4,000
  Proceeds from issuance of debt obligations................        126             --
                                                               --------       --------
Net cash provided by financing activities...................     14,079         19,588
                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     (5,331)         9,738
Cash and cash equivalents at beginning of period............     10,643          9,889
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  5,312       $ 19,627
                                                               ========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued to acquire patents........................   $  8,271       $     --
                                                               ========       ========
  Conversion of 2000 Notes into common stock................   $    558       $     --
                                                               ========       ========

                            See accompanying notes.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at June 30, 2000 has an accumulated deficit of $108,922,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long-term ability to continue as a going concern is dependent upon returning to profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for other certain products under development. Management also recognized the need for infusion of cash. In January 2000, the Company raised approximately $11,200,000, net of offering costs, in the form of convertible debentures and warrants. In June 2000, the Company secured a $10,000,000 revolving line of credit from a commercial banking company guaranteed by certain Company assets and assets of one of the Company's investors. As of June 30, 2000, no portion of the revolving line of credit has been drawn. In the event needed working capital is not raised, the Company also has the option of scaling back its expenditures to conserve cash until additional financing or other alternative business solutions are implemented.

2. NET LOSS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 6,272,615 and 8,372,519 common equivalent shares as of June 30, 2000 and 1999 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                                         JUNE 30,    DECEMBER 31,
                                                           2000          1999
                                                         --------    ------------
                                                              (IN THOUSANDS)
Raw materials..........................................   $4,069        $1,589
Work-in-process........................................    3,834           344
Finished goods.........................................       17            40
                                                          ------        ------
Inventory, net.........................................   $7,920        $1,973
                                                          ======        ======

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

4. PATENT

     On June 16, 2000, we entered into an Amended and Restated Patent and Technology Assignment Agreement whereby Dr. Bruce J. Sand, M.D., F.A.C.S. agreed to assign to the Company irrevocably and on an exclusive basis the Patent Rights and Related Technology and Dr. Sand's patent for the prevention of regression of refractive keratoplasty. As part of this agreement, the Company issued to Dr. Sand a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share, exercisable at any time prior to June 16, 2005. Dr. Sand agreed that he would sell no more than 250,000 of such shares in any of our fiscal quarters. In addition, for legal services rendered by Edward Vincent King, Jr., Dr. Sand's attorney, we issued a warrant to purchase 67,500 shares of our Common Stock on the same terms as the warrant issued to Dr. Sand and Mr. King, Jr. agreed not to sell more than 22,500 shares in any of our fiscal quarters. The $8,271,000 value of this patent was based on the fair value of the warrants issued, calculated using the Black Scholes Valuation Model and will be amortized over the life of the patent, estimated to be ten years.

5. ISSUANCE OF 2000 CONVERTIBLE DEBENTURES

     On January 11, 2000, the Company completed a $11,700,000 ($11,200,000 net of offering costs) private placement of convertible debentures with warrants. These debentures are convertible into the Company's common stock at a conversion price of $5.916 per share, at the option of the holder, and mature in June 2002. The debentures bear an interest rate of 7% per annum, payable in kind or cash at the option of the Company, and is payable quarterly. There are two types of associated warrants issued in connection with the debentures. Type A are five-year warrants with an exercise price of $6.803 per share. Type B warrants are two-year warrants with an exercise price of $6.803 per share and were called by the Company on June 28, 2000 when the provision was met of the Company's closing stock price closing equal to or higher than $7.823 for a continuous period of twenty trading days.

     In May, 2000 approximately $2,000,000 of the January 2000 Convertible Debt financing was converted into 388,088 shares of common stock at an at a conversion price of $5.916 per share. In June, 2000 approximately 287,375 Type B warrants associated with the January 2000 Convertible Debt financing were exercised at an exercise price of $6.803 per share.

6. NEW ACCOUNTING PRONOUNCEMENTS

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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; any restrictions or revocations that the Food and Drug Administration ("FDA") may impose on our Hyperion(TM) LTK System that received the FDA's approval of the Company's pre-market approval application; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     The Company develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering and development, manufacturing, assembly and testing take place at our facility in Fremont, California.

     Our working capital is seriously depleted due to our substantial losses in the past eight years. Sales of our existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of our holmium laser corneal shaping product or process known as the Hyperion(TM) Laser Thermal Keratoplasty (the "Hyperion(TM) LTK System"). We have been able to raise additional working capital for all aspects of our business through the private placements of our common stock and convertible notes with warrants. We raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, we raised $11,200,000, net of offering costs, in a private placement in the form of convertible debentures and warrants (the "2000 Notes Placement"). In addition, in June 2000, we secured a $10,000,000 revolving line of credit with a commercial banking company.

     On January 13, 2000, $5,000,000 of the principal amount of the 1999 Notes became convertible into the Company's Common Stock at a conversion price of $4.00 per share when the Ophthalmic Devices Panel (the "ODP") unanimously voted to recommend that the FDA approve the Company's LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to patient symptoms, longevity of effect and the effect of retreatment. On June 30, 2000 the remaining $5,000,000 balance of the principal amount of the 1999 Notes became convertible at a conversion price of $8.00 with final FDA approval. As of June 30, 2000 neither portion of the Notes have been converted by the holder.

     On January 27, 2000 the Company announced that it had passed its ISO9001/EN46001 certification audit for the Company's quality system and therefore is certified for the International Organization for Standards ISO 9001, European Commission EN 46001 and CE marking (European Community Seal of Approval).

     On June 30, 2000 the FDA gave final approval for Sunrise's Hyperion(TM) LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to labeling regarding patient symptoms, longevity of effect and the effect of retreatment.

FINANCIAL CONDITION

     As of June 30, 2000, the Company had $5,312,000 in cash and cash equivalents. The Company's operating activities used $18,545,000 in the six months ended June 30, 2000 and $9,331,000 in cash during the same period in 1999. Substantial portions of the 1999 and 2000 losses were funded with the proceeds of a series of private placements. The 1999 Notes Placement had aggregate net proceeds of approximately $10,000,000 and the 2000 Notes Placement generated aggregate net proceeds of $11,200,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at June 30, 2000 amounted to approximately $2,008,000. At December 31, 1999, working capital amounted to approximately $5,756,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. The Company has invested a significant portion of its working capital during the first quarter of 2000 in the ramp-up of manufacturing capabilities, build-up of materials and components for the production of the Hyperion(TM) LTK System and its market preparation for the launch on the domestic and international markets. We expect to spend approximately $1,903,000 for additional capital expenditures in fiscal year 2000. The Company believes that its current working capital, together with the $10,000,000 revolving line of credit which has not been used to date, is sufficient to support out operational needs over the coming months. We also believe that the revenue and influx of cash from the sale of our recently approved Hyperion(TM) LTK System will steadily replenish our working capital over the coming months. Sales to the domestic market have begun subsequent to June 30, 2000 following the final FDA approval. However, given that this technology is new to the market, and therefore unproven, there is no assurance that expected results will be attained. Sales of the Hyperion(TM) LTK System can also be made to certain international markets where it is approved by the local regulatory authorities. There is no assurance the Company will be able to raise sufficient working capital, if needed, from the capital markets or through debt instruments. Management believes that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to extensively curtail its operations until an appropriate solution is implemented.

RESULTS OF OPERATIONS

     Revenues of $424,000 and $ $442,000 for the three- and six-month periods ended June 30, 2000 represent an increase of $421,000 and $426,000 from revenues of $3,000 and $16,000 for the same periods in 1999. This increase is due to the sale of two Hyperion units to clinical investigators in the United States during the second quarter of 2000.

     Costs of revenues and the resulting negative margin for the three- and six-month periods ended June 30, 2000 reflect charges of unabsorbed manufacturing labor and overhead.

     Research and development expenses totaled $945,000 and $1,963,00 for the three- and six-month periods ended June 30, 2000, compared to $1,144,000 and $2,511,000 for the same periods in 1999. The 17% and 22% decrease in engineering and development expenses compared to those of 1999 was primarily due to the lower expenditures in development costs of the LTK System.

     Sales, marketing and regulatory costs were $3,382,000 and $5,963,000 for the three- and six-month periods ended June 30, 2000, compared to $1,692,000 and $3,072,000 for the same periods in 1999. The 100% and 94% increase in sales, marketing and regulatory expenses in the second quarter and year-to-date of 2000, respectively was due to the increase in marketing efforts in preparation of the Hyperion(TM) LTK System market launch.

     General and administrative expenses were $5,599,000 and $7,031,000 for the three- and six-month periods ended June 30, 2000, compared to $1,270,000 and $3,691,000 for the same periods of 1999. Approximately $4,278,000 and $4,360,000, respectively of general and administrative expenses in the second quarter and year-to-date of 2000 was attributed to non-cash option charges and expense related to the determination of the fair value of warrants and non-qualified stock options issued in lieu of cash, compared to comparable expenses of $14,000 and $1,397,000 for the same period of 1999.

     Net interest and other expense for the three- and six-month periods ended June 30, 2000 of $945,000 and $11,246,000 represent non-cash interest charges pursuant to the 1998, 1999 and 2000 Notes Placements and related warrants, compared to $1,188,000 and $4,117,000 for the same periods of 1999. For the three- and six-month periods ending June 30, 2000, approximately $909,000 and $11,156,000 or 96% and 99% respectively, of the Company's net interest expense was due to non-cash charges incurred in connection with the 1998, 1999 and 2000 Notes Placement. The fair value of the warrants, the conversion features and the placement costs of such notes are recorded as non-cash interest expense in 1999 and 2000.

     The net loss for the three- and six-month periods ended June 30, 2000 of $11,861,000 and $27,894,000 was primarily due to the lack of revenue from the ophthalmic products to offset the expenses associated with the development, marketing and regulatory approval of the LTK System and the general expenses associated with the operations of the Company. Approximately $5,187,000 and $15,516,000 or 44% and 56% of the net loss, was primarily attributable to non-cash charges associated with debt financings, warrants and non-qualified stock options.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS

     On January 11, 2000, the Company completed a private placement of convertible debentures in the aggregate principal amount of approximately $11,700,000 and related warrants. The proceeds of the private placement to the Company was approximately $11,200,000 cash, net of offering costs. In May, 2000 approximately $2,000,000 was converted into 388,088 shares of common stock at a conversion price of $5.916 per share.

     Investors were also issued two classes of warrants in connection with the debentures. Class A warrants represent rights to purchase an aggregate of 494,426 shares of the Company's Common Stock at an exercise price of $6.803 per share and have an expiration date of January 11, 2005. Class B warrants represent rights to purchase an aggregate of 494,426 shares of the Company's Common Stock at an exercise price of $6.803 per share, and were called by the Company on June 28, 2000 when the provision was met of the Company's stock closing bid price exceeding $7.823 for a period of 20 consecutive trading days. 287,375 Class B warrants were exercised by June 30, 2000 and the majority of the remaining Class B warrants are expected to be exercised on or before August 14, 2000.

     On June 16, 2000, the Company entered into an Amended and Restated Patent and Technology Assignment Agreement, a Royalty Acceleration Agreement and other related agreements (the "Sand Agreements") with Bruce J. Sand, M.D., F.A.C.S. ("Dr. Sand"). Under the Sand Agreements, the Company issued to Dr. Sand a warrant to purchase 750,000 shares of the common stock of the Company at an exercise price of $0.01 per share, with an expiration date of June 16, 2005. Dr. Sand agreed that he would sell no more than 250,000 of such shares in any fiscal quarter of the Company. In addition, for legal services rendered by Edward Vincent King, Jr., Dr. Sand's attorney, the Company issued a warrant to purchase 67,500 shares of the Company's common stock, with the same terms as the Sand Warrant and of which the holder agreed not to sell more than 22,500 shares in any fiscal quarter of the Company. The warrants were granted pursuant to an exemption under Section 4(2) of the Securities Act.

     On June 29, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank whereby the Bank has agreed to provide a secured revolving credit line in an amount up to $10,000,000. The credit line has a one-year term, and advances made under the secured credit line bear interest at the Bank's prime rate. The line of credit is secured by all the assets of the Company, other than the Company's intellectual property. In connection with the secured credit line, The David A. Brewer Trust agreed to guaranty any advance under the line. As compensation for the guaranty, pursuant to a Master Warrant (the "Master Warrant"), which may be exercised in whole or in part at any time and from time to time, the Trust will receive (i) 25,000 shares of Common Stock of the Company whether or not the secured credit line is drawn upon, (ii)
0.000195 shares of Common Stock of the Company per $1.00 drawn from the line for each day such amount remains outstanding, (iii) 25,000 shares of Common Stock of the Company per $1,000,000 drawn by the Company up to $7,000,000 (on a prorated basis) and (iv) 0.000289 shares Common Stock of the Company per $1.00 drawn down by the Company in excess of $7,000,000 for each day such amount remains outstanding. The determination of the warrants issuable under clause (iv) is subject to offset by the warrants to be issued under clause (iii). The exercise price of shares of the Company's Common Stock issuable upon exercise of the Master Warrant is $5.00 per share, and the Master Warrant is exercisable for five years from the date of issuance. As of June 30, 2000 no amount has been drawn down from the secured line of credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of shareholders on June 8, 2000. All of the matters voted on by the stockholders were approved. The results are as follows:

PROPOSAL 1

     The following directors were elected as Class I directors of the company, each to serve a three-year term expiring upon the annual meeting of stock holders to be held in 2003 and until his successor is elected and qualified:

                                                    FOR        AUTHORITY WITHHELD
                                                 ----------    ------------------
R. Dale Bowerman...............................  43,672,603         632,923
John Hendrick..................................  43,723,506         582,020

PROPOSAL 2

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 2000 was approved.

   FOR       AGAINST   ABSTAINED   BROKER NON-VOTE
----------   -------   ---------   ---------------
43,974,896.. 224,517    106,113         None

PROPOSAL 3

     The proposal to approve the adoption of the Company's 2000 Long-Term Equity Compensation Plan was approved.

   FOR        AGAINST    ABSTAINED   BROKER NON-VOTE
----------   ---------   ---------   ---------------
41,197,874.. 2,893,098    216,154         1,600

PROPOSAL 4

     The proposal to approve the adoption of the Company's 2000 Non-employee Director's Stock Option Plan was approved.

   FOR        AGAINST    ABSTAINED   BROKER NON-VOTE
----------   ---------   ---------   ---------------
41,024,420.. 3,056,580    225,126          600

     The proposals above are described in the detail in the Company's definitive proxy statement dated May 8, 2000 for the Annual Meeting of the Stockholders held on June 8, 2000.

ITEM 5. OTHER INFORMATION

     As a matter of information and with sincere regret, we announced in a Press Release dated June 12, 2000 that our non-executive Chairman of the Board of Directors, Joseph D. Koenig, passed away at the age of 70.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.1     Royalty Acceleration Agreement dated as of June 16, 2000
             between Sunrise Technologies International, Inc. and Bruce
             J. Sand.(*)
    10.2     Amended and Restated Patent and Technology Assignment
             Agreement dated as of June 16, 2000 between Sunrise
             Technologies International, Inc. and Bruce J. Sand.(*)
    10.3     Warrant dated as of June 16, 2000 issued by Sunrise
             Technologies International, Inc. to Bruce J. Sand.(*)

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
    10.4     Warrant dated as of June 16, 2000 issued by Sunrise
             Technologies International, Inc. to Edward Vincent King,
             Jr.(*)
    10.5     Loan and Security Agreement dated June 29, 2000 between
             sunrise Technologies International, Inc. and Silicon Valley
             Bank.(*)
    10.6     Negative Pledge Agreement dated as of June 29, 2000 between
             Sunrise Technologies International, Inc. and Silicon Valley
             Bank.(*)
     0.7     Third Party Pledge and Security Agreement dated June 29,
             2000 between Sunrise Technologies International, Inc. and
             Silicon Valley Bank.(*)
    10.8     Agreement dated as of July 3, 2000 between David A. Brewer
             Trust and Sunrise Technologies International, Inc.(*)
    27       Financial Data Schedule

---------------
(*) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 17, 2000.

 b. REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the second quarter of 2000.

     The Company filed a Report on Form 8-K dated July 17, 2000 to report that under Item 5, the Company received final FDA approval, secured a $10,000,000 line of credit and entered into an Amended and Restated Patent and Technology Assignment Agreement, a Royalty Acceleration Agreement and other related agreements with Bruce J. Sand, M.D., F.A.C.S.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUNRISE TECHNOLOGIES
                                            INTERNATIONAL, INC.


Date: August 11, 2000                                              By:        /s/ C. RUSSELL TRENARY, III
                                                              -------------------------------------------------
                                                                    President and Chief Executive Officer
                                                                        (Principal Executive Officer)

Date: August 11, 2000                                                By:            /s/ PETER E. JANSEN
                                                              -------------------------------------------------
                                                                         Vice President, Finance and
                                                                           Chief Financial Officer
                                                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION.
    -------                          ------------
    10.1     Royalty Acceleration Agreement dated as of June 16, 2000
             between Sunrise Technologies International, Inc. and Bruce
             J. Sand.(*)
    10.2     Amended and Restated Patent and Technology Assignment
             Agreement dated as of June 16, 2000 between Sunrise
             Technologies International, Inc. and Bruce J. Sand.(*)
    10.3     Warrant dated as of June 16, 2000 issued by Sunrise
             Technologies International, Inc. to Bruce J. Sand.(*)
    10.4     Warrant dated as of June 16, 2000 issued by Sunrise
             Technologies International, Inc. to Edward Vincent King,
             Jr.(*)
    10.5     Loan and Security Agreement dated June 29, 2000 between
             sunrise Technologies International, Inc. and Silicon Valley
             Bank.(*)
    10.6     Negative Pledge Agreement dated as of June 29, 2000 between
             Sunrise Technologies International, Inc. and Silicon Valley
             Bank.(*)
    10.7     Third Party Pledge and Security Agreement dated June 29,
             2000 between Sunrise Technologies International, Inc. and
             Silicon Valley Bank.(*)
    10.8     Agreement dated as of July 3, 2000 between David A. Brewer
             Trust and Sunrise Technologies International, Inc.(*)
    27       Financial Data Schedule

---------------
(*) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 17, 2000.