Form 10-Q
period 2000-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-14
CIK 846771

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common Stock, $0.001 Par Value -- 50,724,914 shares as of November 10,
2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Statements of Operations -- Three and
         nine months ended September 30, 2000 and 1999...............    1
         Condensed Consolidated Balance Sheets -- September 30, 2000
         and December 31, 1999.......................................    2
         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended September 30, 2000 and 1999....................    3
         Notes to Condensed Consolidated Financial
         Statements -- September 30, 2000............................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   11

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use Proceeds......................   12
Item 6.  Exhibits and Reports on Form 8-K............................   13
SIGNATURES...........................................................   14
EXHIBIT INDEX........................................................   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenues:
  Equipment.......................................  $ 8,405    $    --    $  8,817    $     --
  Procedure.......................................    1,167         --       1,167          --
  Service and other...............................      419          6         449          21
                                                    -------    -------    --------    --------
          Total revenues..........................    9,991          6      10,433          21
                                                    -------    -------    --------    --------
Cost of revenues:
  Equipment.......................................    4,217         --       5,478          --
  Procedure.......................................        1         --           1          --
  Service and other...............................      669        616       1,541       1,540
                                                    -------    -------    --------    --------
          Total cost of revenues..................    4,887        616       7,020       1,540
                                                    -------    -------    --------    --------
Gross margin (loss)...............................    5,104       (610)      3,413      (1,519)
                                                    -------    -------    --------    --------
Operating expenses:
  Research and development........................    1,162        954       3,749       3,465
  Sales, marketing and regulatory.................    4,155      2,023      10,816       5,094
  General and administrative......................    2,654      1,330       8,363       5,022
                                                    -------    -------    --------    --------
Total operating expenses..........................    7,971      4,307      22,928      13,581
                                                    -------    -------    --------    --------
Loss from operations..............................   (2,867)    (4,917)    (19,515)    (15,100)
  Interest income.................................       83        181         501         704
  Interest expense................................   (1,350)    (1,048)    (13,014)     (5,687)
                                                    -------    -------    --------    --------
Net loss..........................................  $(4,134)   $(5,784)   $(32,028)   $(20,083)
                                                    =======    =======    ========    ========
Net loss per share, basic and diluted.............  $ (0.09)   $ (0.13)   $  (0.68)   $  (0.47)
                                                    =======    =======    ========    ========
Shares used in calculation of basic and diluted
  net loss per share..............................   48,399     45,746      47,190      43,101

  The accompanying notes are an integral part of these consolidated financial statements

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)      (AUDITED)
Current assets:
  Cash and cash equivalents.................................    $   2,296        $ 10,643
  Accounts receivable, net..................................        7,591               3
  Inventories, net..........................................        9,687           1,973
  Other current assets......................................        1,617             786
                                                                ---------        --------
          Total current assets..............................       21,191          13,405
  Property and equipment, net...............................        2,076           1,280
  Intangibles, net..........................................        8,133              --
  Other non-current assets..................................          225             220
                                                                ---------        --------
          Total assets......................................    $  31,625        $ 14,905
                                                                =========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $   1,290        $  5,028
  Accounts payable..........................................        3,472             416
  Accrued liabilities.......................................        2,138           2,205
  Deferred revenue and deposits.............................        1,484              --
                                                                ---------        --------
          Total current liabilities.........................        8,384           7,649
Deferred revenue............................................        1,030              --
Notes payable and other long-term liabilities...............        2,944           5,155
                                                                ---------        --------
          Total liabilities.................................       12,358          12,804
                                                                ---------        --------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares
     authorized, none issued or outstanding.................           --              --
  Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 50,689,025 and 46,321,157 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................           51              46
  Additional paid-in capital................................      135,692          85,139
  Notes receivable for common stock.........................       (1,550)         (1,550)
  Deferred compensation.....................................       (1,870)           (506)
  Accumulated deficit.......................................     (113,056)        (81,028)
                                                                ---------        --------
          Total stockholders' equity........................       19,267           2,101
                                                                ---------        --------
          Total liabilities and stockholders' equity........    $  31,625        $ 14,905
                                                                =========        ========

  The accompanying notes are an integral part of these consolidated financial statements

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net loss..................................................  $(32,028)   $(20,083)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       750         306
     Amortization of deferred compensation..................     5,020         335
     Amortization of debt issuance costs....................         1           8
     Warrant accretion and interest on beneficial conversion
      features..............................................    12,314       5,072
     Issuance of warrants and non-qualified stock options...        --       1,081
     Conversion of accrued interest on notes payable........       484         578
     Increase/(decrease) in inventory reserve...............      (238)         12
  Changes in assets and liabilities:
     Accounts receivable....................................    (7,588)       (121)
     Inventories............................................    (7,476)     (1,313)
     Other current assets...................................      (831)       (779)
     Non-current assets.....................................        (6)         --
     Accounts payable.......................................     3,056         114
     Deferred revenue and deposits..........................     2,515          --
     Other accrued liabilities..............................       (39)       (129)
     Other long-term liabilities............................        35        (255)
                                                              --------    --------
          Net cash used in operating activities.............   (24,031)    (15,174)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (1,408)       (691)
                                                              --------    --------
          Net cash used in investing activities.............    (1,408)       (691)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of offering costs...........     4,754       6,644
  Issuance of redeemable convertible notes, net of issuance
     costs..................................................    11,217      10,000
  Proceeds from short-term loans............................     1,000          --
  Proceeds from issuance of promissory notes................        --       4,000
  Proceeds from issuance of debt obligations................       285          --
  Repayments of debt obligations............................      (164)        (29)
                                                              --------    --------
          Net cash provided by financing activities.........    17,092      20,615
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (8,347)      4,750
Cash and cash equivalents at beginning of period............    10,643       9,889
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  2,296    $ 14,639
                                                              ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued to acquire patents..........................  $  8,271    $     --
                                                              ========    ========
Conversion of 1999 and 2000 Notes into common stock.........  $ 10,980    $     --
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

     The condensed consolidated financial data for the periods ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company has incurred significant losses for the last several years and at September 30, 2000 has an accumulated deficit of $113,056,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon attaining profitable operations. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products and pursuing timely regulatory approval for other certain products under development. Management also recognized the need for infusion of cash. In January 2000, the Company raised approximately $11,217,000, net of offering costs, in the form of convertible debentures and warrants. In June 2000, the Company secured a $10,000,000 revolving line of credit from a commercial banking company guaranteed by certain Company assets and assets of one of the Company's investors. As of September 30, 2000, $1,000,000 of the revolving line of credit has been drawn.

     The Company recognizes product revenue after shipment of the product, upon customer confirmation of installation and acceptance, provided there are no significant contractual obligations remaining, signed agreements are in place and collection of receivables is deemed probable. A provision for the estimated future cost of warranty is made at the time a sale is recorded. Procedure revenue is recorded upon shipment of key cards that have been loaded with a specified number of procedures. Service and other revenues are recognized either ratably over the period that the services are performed or as products are provided.

 2. NET LOSS PER SHARE

     Basic Earnings Per Share ("EPS") is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 5,527,002 and 7,596,433 common equivalent shares as of September 30, 2000 and 1999 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

 3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Raw materials......................................     $4,840           $1,589
Work-in-process....................................      4,027              344
Finished goods.....................................        820               40
                                                        ------           ------
Inventories, net...................................     $9,687           $1,973
                                                        ======           ======

 4. PATENT

     On June 16, 2000, we entered into an Amended and Restated Patent and Technology Assignment Agreement whereby Dr. Bruce J. Sand, M.D., F.A.C.S. agreed to assign to the Company irrevocably and on an exclusive basis the Patent Rights and Related Technology of Dr. Sand's patent application for the prevention of regression of refractive keratoplasty. Included in the agreement is the purchase of all patents and future royalty obligations related to the previously licensed "Sand" patents, the result of which will be the avoidance of future cash outflows related to these royalty obligations. As part of this agreement, the Company issued to Dr. Sand a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share, exercisable at any time prior to June 16, 2005. Dr. Sand agreed that he would sell no more than 250,000 of such shares in any of our fiscal quarters. In addition, for legal services rendered by Edward Vincent King, Jr., Dr. Sand's attorney, we issued a warrant to purchase 67,500 shares of our Common Stock on the same terms as the warrant issued to Dr. Sand and Mr. King, Jr. agreed not to sell more than 22,500 shares in any of our fiscal quarters. The $8,271,000 value of this patent was based on the fair value of the warrants issued, calculated using the Black Scholes Valuation Model and will be amortized over the life of the patent, estimated to be fifteen years. On June 21, 2000 Dr. Sand and Mr. King exercised all of their respective warrants to purchase shares of common stock.

 5. ISSUANCE OF 2000 CONVERTIBLE DEBENTURES AND CONVERSION OF 1998 AND 1999 CONVERTIBLE FINANCINGS

     On January 11, 2000, the Company completed an $11,700,000 ($11,217,000 net of offering costs) private placement of convertible debentures with warrants. These debentures are convertible into the Company's common stock at a conversion price of $5.916 per share, at the option of the holder, and mature in June 2002. The debentures bear an interest rate of 7% per annum, payable in kind or cash at the option of the Company, and are payable quarterly. There are two types of associated warrants issued in connection with the debentures. Type A warrants have five-year terms with an exercise price of $6.803 per share. Type B warrants are two-year terms with an exercise price of $6.803 per share and were called by the Company on June 28, 2000 when the provision was met of the Company's closing stock price closing equal to or higher than $7.823 for a continuous period of twenty trading days.

     In May 2000 approximately $2,000,000 of the January 2000 Convertible Debt financing was converted into 388,088 shares of common stock at a conversion price of $5.916 per share. In July 2000 approximately $300,000 of the January 2000 Convertible Debt financing was converted into 50,713 shares of common stock at a conversion price of $5.916 per share. In September 2000 approximately $300,000 of the January 2000 Convertible Debt financing was converted into 50,713 shares of common stock at a conversion price of $5.916 per share. Approximately 443,741 Type B warrants associated with the January 2000 Convertible Debt financing were exercised at an exercise price of $6.803 per share by September 30, 2000.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     In September 2000 approximately $50,000 of the 1998 Convertible Financing was converted into 16,667 shares of common stock at a conversion price of $3.00 per share.

     In September 2000 approximately $10,000,000 of the 1999 Convertible Financings was converted into 1,875,000 shares of common stock at a conversion price of $4.00 for 1,250,000 shares and $8.00 per share for 625,000 shares.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

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

     On June 30, 2000 the Food and Drug Administration ("FDA") gave final approval for Sunrise's Hyperion(TM) LTK System in the United States for the temporary reduction of low to moderate hyperopia, where some patients retain some or all of their refractive correction, with conditions relating to labeling regarding patient symptoms, longevity of effect and the effect of re-treatment. The Company immediately began selling the Hyperion(TM) LTK System in the United States on June 30, 2000.

     Our working capital has been depleted due to our substantial losses in the past eight years as we have developed our technology. We have been able to raise additional working capital for all aspects of our business through the private placements of our common stock and convertible notes with warrants. We raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, we raised $11,217,000, net of offering costs, in a private placement in the form of convertible debentures and warrants (the "2000 Notes Placement"). In addition, in June 2000, we secured a $10,000,000 revolving line of credit with a commercial banking company.

FINANCIAL CONDITION

     As of September 30, 2000, the Company had $2,296,000 in cash and cash equivalents. The Company's operating activities used $24,031,000 in the nine months ended September 30, 2000 and $15,174,000 in cash for the same period of 1999. Substantial portions of the 1999 and 2000 losses were funded with the proceeds of a series of private placements. The 1999 Notes Placement had aggregate net proceeds of approximately $10,000,000 and the 2000 Notes Placement generated aggregate net proceeds of $11,217,000.

     The Company's current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at September 30, 2000 amounted to approximately $12,807,000. At December 31, 1999, working capital amounted to approximately $5,756,000. The Company's ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. The Company has invested a significant portion of its working capital during the first three quarters of 2000 in the ramp-up of manufacturing capabilities, build-up of materials and components for the production of the Hyperion(TM) LTK System and its market preparation for the launch on the domestic and international markets. The Company believes that its current working capital, together with the $10,000,000 revolving line of credit of which $1,000,000 has been used to date, is sufficient to support our operational needs over the coming months. We also believe that the revenue and influx of cash from the sale of our recently approved Hyperion(TM) LTK System will steadily replenish our working capital over the coming months. Sales to the domestic market have begun subsequent to June 30, 2000 following the final FDA approval. However, given that this technology is new to the market, and therefore unproven, there is no assurance that expected results will be attained. Sales of the Hyperion(TM) LTK System can also be made to certain international markets where it is approved by the local regulatory authorities. There is no assurance the Company will be able to raise sufficient working capital, if needed, from the capital markets or through debt instruments. Management believes that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to extensively curtail its operations until an appropriate solution is implemented.

     Cash used for operating activities was $24,031,000 for the nine months ended September 30, 2000. The majority of the cash used for operating activities was used to fund the net loss of $32,028,000 offset by depreciation and amortization and non-cash interest and compensation expense of $18,568,000. Operating cash was also utilized in the growth of inventory and accounts receivable of $15,064,000 offset by the growth of accounts payable and deferred revenue and deposits of $5,571,000.

     Cash used for investing activities was $1,408,000 for the nine months ended September 30, 2000 for purchase of capital expenditures. Capital expenditures generally had been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities.

     Cash provided by the financing activities was $17,092,000 for the nine months ended September 30, 2000 comprised primarily of the net proceed from the January 2000 debt financing of $11,217,000, the issuance of common stock of $4,754,000, and the proceeds from the short-term bank loan of $1,000,000.

RESULTS OF OPERATIONS

     Total revenues for the three and nine-month periods ended September 30, 2000 were $9,991,000 and $10,433,000 respectively. Revenues from the sale of equipment to customers in the United States and Europe for the three and nine-month periods ended September 30, 2000 were $8,405,000 and $8,817,000 respectively, which represent the sale of forty-eight and fifty Hyperion units for such periods, respectively. Procedure revenues totaled $1,167,000 for the three and nine-month period ended September 30, 2000. Service and other revenues of $419,000 and $449,0000 for the three and nine-month periods ended September 30, 2000 represent an increase of $413,000 and $428,000 from revenues of $6,000 and $21,000 for the same periods in 1999. Procedure revenues are comprised of revenues from enablement fees. Service and other revenues are comprised of revenues from the recognition of first-year service revenues and other miscellaneous revenues.

     Total cost of revenues for the three and nine-month periods ended September 30, 2000 were $4,887,000 and $7,020,000 respectively. Cost of revenue for equipment sales totaled $4,217,000 and $5,478,000 for the three and nine-month periods ended September 30, 2000. Cost of revenues for enablements totaled $1,000 for the three and nine-months ended September 30, 2000. Cost of revenue for service and other revenues totaled $669,000 and $1,541,000 for the three and nine-month periods ended September 30, 2000. Gross margins totaled $5,104,000 and $3,413,000 for the three and nine-month periods ended September 30, 2000. Costs of revenue for equipment sales reflect charges for production costs inclusive of manufacturing labor and overhead. Cost of revenues for procedures represents the cost of the media being utilized to deliver the enablements. Cost of revenue for service and other revenues include costs of the company's technical and service department and other direct costs associated with miscellaneous revenues.

     Research and development expenses totaled $1,162,000 and $3,749,00 for the three and nine-month periods ended September 30, 2000, compared to $954,000 and $3,465,000 for the same periods in 1999. Research and development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of the Hyperion(TM) LTK System, amortization of patent costs, expenditures related to the development of other refractive applications of the Hyperion(TM) LTK System and other operating costs. The 22% and 8% increase for the three- and nine-month periods in research and development expenses compared to those of 1999 was primarily due to follow-on product improvements.

     Sales, marketing and regulatory costs were $4,155,000 and $10,816,000 for the three and nine-month periods ended September 30, 2000, compared to $2,023,000 and $5,094,000 for the same periods in 1999. Sales and marketing expenses consist primarily of advertising and other marketing expenses, compensation and employee related expenses, sales commissions, and travel costs. The 105% and 112% increases in sales, marketing and regulatory expenses in the third quarter and year-to-date of 2000, respectively, was due to the increase in marketing efforts in preparation and market launch of the Hyperion(TM) LTK System.

     General and administrative expenses were $2,654,000 and $8,363,000 for the three and nine-month periods ended September 30, 2000, compared to $1,330,000 and $5,022,000 for the same periods of 1999. General and administrative expenses consist primarily of compensation and fees for professional services. The 100% and 67% increase in general and administrative expenses was due to the increase in infrastructure expenses to support the Hyperion(TM) LTK System.

     Approximately $660,000 and $5,020,000, respectively, of general and administrative expenses in the third quarter and year-to-date of 2000 was attributed to non-cash expense related to the fair value of warrants and non-qualified stock options issued in lieu of cash, compared to comparable expenses of $20,000 and $1,417,000 for the same period of 1999. Of these amounts for the third quarter and year-to-date 2000, $46,000 and $670,000 was classified as research and development expenses, $83,000 and $781,000 was classified as sales and marketing expenses, and $531,000 and $3,569,000 was classified as general and administrative expenses.

     Net interest and other expense for the three and nine-month periods ended September 30, 2000 of $1,267,000 and $12,513,000 represent primarily non-cash interest charges pursuant to the 1998, 1999 and 2000 Notes Placements and related warrants, compared to $867,000 and $4,983,000 for the same periods of 1999. For the three and nine-month periods ending September 30, 2000, approximately $1,158,000 and $12,315,000 or 91% and 98% respectively, of the Company's net interest expense was due to non-cash charges incurred in connection with the 1998, 1999 and 2000 Notes Placement. The fair value of the warrants, the conversion features and the placement costs of such notes are recorded as non-cash interest expense in 1999 and 2000.

     For the three and nine-month periods ended September 30, 2000 we incurred net losses of $4,134,000 and $32,028,000 respectively, of which $1,818,000 and $17,339,000 were attributable to non cash charges for each respective period. The net loss of $4,134,000 for the third quarter compares favorably to those of both the first and second quarters of 2000, $16,033,000 and $11,861,000 respectively. Our Hyperion(TM) LTK System was approved by the FDA for marketing and sales in the U.S. in late June 2000. Consequently, we had no significant revenues to offset our expenses during the first two quarters of the current year. The third quarter was the first reporting period in which we had material revenues from the sales of our newly approved System and for which we were able to partially offset our operating expenses from the gross margin originating from these sales. Our net loss of $4,134,000 for the third quarter is a reflection of our transition from a research and development status to a fully operational manufacturing and marketing company.

     Our operating expenses for the third quarter of approximately $7,971,000 included a ramp-up of marketing and sales activities associated with the domestic launch of the Hyperion(TM) LTK System and also included approximately $660,000 of non-cash expenses resulting from charges associated with non-qualified stock options and warrants granted to consultants and certain employees. By comparison, the first and second quarters' operating expenses amounted to $5,031,000 and $9,926,000 respectively, which expenses also included non-cash charges of $81,600 and $4,278,000 respectively.

     Our year-to-date operating expenses of approximately $22,928,000 are significantly higher than those of the equivalent nine month period for 1999, i.e. $13,581,000 because over the nine months of 2000, we had ramped up our manufacturing, sales and marketing capabilities in preparation for the July 2000 launch of the Hyperion(TM) LTK System. Included in the year-to-date operating expenses are non-cash charges of $5,020,000 associated with non-qualified stock options and warrants granted to consultants and certain employees.

     As of September 30, 2000, we had $2,296,000 in cash and $9,000,000 of unused credit in the form of a revolving bank credit line. During the month of September we drew down $1,000,000 from our bank revolving credit line.

     Our Hyperion(TM) LTK systems are sold to our customers for cash on payment terms of 10 to 30 days, disbursed directly to Sunrise by the customer or by the customer's financing institution or by an independent leasing company that has offered lease financing to the customer. The customer may elect to pre-pay future year's extended warranty for the LTK equipment. In such cases we do not recognize the revenues for these pre-paid services until the month and year for which these services are rendered. These pre-paid service revenues are posted to our balance sheet under Deferred Revenue of the long term Liabilities section until they become part of the then current year revenues. A per procedure fee is also paid by the customer to Sunrise. The customer determines how many procedures will be purchased at any time and they are installed on the Hyperion(TM) LTK equipment via enablement cards. Upon installation of the enablements on the equipment, the customer is charged the appropriate procedure fees. Our revenues are, therefore made up of three components: proceeds from the sale of Hyperion(TM) LTK units, proceeds from the procedure fees and proceeds from the service fees of the units sold. As we move forward, we expect to replenish our working capital through the receipt of cash from these three revenue sources. As more Hyperion(TM) LTK units are placed and used in the market place, we would expect that the number of procedures performed by the ophthalmologists -- our customers -- will increase and the percentage of cash inflows from this revenue source relative to our total cash inflows from all sources should also increase. Although we believe that our current working capital, available cash and credit line in addition to the cash inflows from the sales of our products and services is sufficient to support our ongoing activities, there is no assurance that we will not be required to seek other sources of capital or that such other sources of capital will be available to us or at prices considered reasonable by our shareholders.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policy is in compliance with SAB 101.

FORWARD-LOOKING STATEMENTS AND ADDITIONAL RISK FACTORS

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; any restrictions or revocations that the ("FDA") may impose on our holmium laser corneal shaping product or process known as the Hyperion(TM) Laser Thermal Keratoplasty (the Hyperion(TM) LTK System) that received the FDA's pre-market approval; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     Our Hyperion(TM) LTK System is a new introduction to the US and international markets. Our first full quarter of sales for this equipment was this third quarter of 2000 where we recognized the sale of 48 units. Although our expectations are that we should continue to see growth in our sales in the coming quarters, we face many other uncertainties. These uncertainties include:

     - Degree of usage by the ophthalmic community of the Hyperion(TM) LTK System as a treatment alternative for hyperopia; and

     - How quickly can competitive companies develop and obtain FDA approval for novel treatment methods for hyperopia.

There can be no assurance that we can achieve continued growth in our sales, quarter to quarter.

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

     It is not possible to anticipate the level of interest rates going forward. Changes in interest rates have no impact on our debt as the 1998 Notes, 1999 Notes and 2000 Notes bear fixed interest rates of 12%, 5% and 7%, respectively. Our $10,000,000 revolving line of credit with Silicon Valley Bank, of which we have drawn down $1,000,000 as of September 30, 2000 carries an interest rate based on the Bank's prime rate, which is currently 9.5%. If the prime rate were to increase significantly and the Company were to draw down the entire revolving credit line, the interest costs of such financing would be substantially higher than our current interest costs.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 11, 2000, the Company completed a private placement of convertible debentures in the aggregate principal amount of approximately $11,700,000 and related warrants. The proceeds of the private placement to the Company was approximately $11,200,000 cash, net of offering costs. In May, 2000 approximately $2,000,000 was converted into 388,088 shares of common stock at a conversion price of $5.916 per share. In July, 2000 approximately $300,000 of the January 2000 Convertible Debt financing was converted into 50,713 shares of common stock at a conversion price of $5.916 per share. In September, 2000 approximately $200,000 of the January 2000 Convertible Debt financing was converted into 33,808 shares of common stock at a conversion price of $5.916 per share. In September, 2000 approximately $50,000 of the 1998 Convertible Financing was converted into 16,667 shares of common stock at a conversion price of $3.00. In September, 2000 approximately $10,000,000 of the 1999 Convertible Financings was converted into 1,875,000 shares of common stock at a conversion price of $4.00 for 1,250,000 shares and $8.00 per share for 625,000 shares.

     Investors were also issued two classes of warrants in connection with the debentures on January 11, 2000. Class A warrants represent rights to purchase an aggregate of 494,426 shares of the Company's Common Stock at an exercise price of $6.803 per share and have an expiration date of January 11, 2005. Class B warrants represent rights to purchase an aggregate of 494,426 shares of the Company's Common Stock at an exercise price of $6.803 per share, and were called by the Company on June 28, 2000 when the provision was met of the Company's stock closing bid price exceeding $7.823 for a period of 20 consecutive trading days. 443,741 Class B warrants were exercised at an exercise price of $6.803 per share by September 30, 2000.

     On June 16, 2000, the Company entered into an Amended and Restated Patent and Technology Assignment Agreement, a Royalty Acceleration Agreement and other related agreements (the "Sand Agreements") with Bruce J. Sand, M.D., F.A.C.S. ("Dr. Sand"). Included in the agreements is the purchase of Dr. Sand's patent application for the prevention of regression of refractive keratoplasty and all patents and future royalty obligations related to the previously licensed Dr. Sand patents, the result of which will be the avoidance of future cash outflows related to these royalty obligations. Under the Sand Agreements, the Company issued to Dr. Sand a warrant to purchase 750,000 shares of the common stock of the Company at an exercise price of $0.01 per share, with an expiration date of June 16, 2005. Dr. Sand agreed that he would sell no more than 250,000 of such shares in any fiscal quarter of the Company. In addition, for legal services rendered by Edward Vincent King, Jr., Dr. Sand's attorney, the Company issued a warrant to purchase 67,500 shares of the Company's common stock, with the same terms as the Sand Warrant and of which the holder agreed not to sell more than 22,500 shares in any fiscal quarter of the Company. The warrants were granted pursuant to an exemption under Section 4(2) of the Securities Act. On June 21, 2000 Dr. Sand and Mr. King exercised all of their respective warrants to purchase shares of common stock.

     On June 29, 2000, the Company entered into a Loan and Security Agreement with Silicon Valley Bank whereby the Bank has agreed to provide a secured revolving credit line in an amount up to $10,000,000. The credit line has a one-year term, and advances made under the secured credit line bear interest at the Bank's prime rate. The line of credit is secured by all the assets of the Company, other than the Company's intellectual property. In connection with the secured credit line, The David A. Brewer Trust agreed to guaranty any advance under the line. As compensation for the guaranty, pursuant to a Master Warrant (the "Master Warrant"), which may be exercised in whole or in part at any time and from time to time, the Trust will receive (i) 25,000 shares of Common Stock of the Company whether or not the secured credit line is drawn upon, (ii)
0.000195 shares of Common Stock of the Company per $1.00 drawn from the line for each day such amount remains outstanding, (iii) 25,000 shares of Common Stock of the Company per $1,000,000 drawn by the Company up to $7,000,000 (on a prorated basis) and (iv) 0.000289 shares Common Stock of the Company per $1.00 drawn down by the Company in excess of $7,000,000 for each day such amount remains outstanding. The determination of the warrants issuable under clause (iv) is subject to offset by the warrants to be issued under clause (iii). The exercise price of shares of the Company's Common Stock issuable upon exercise of the Master Warrant is $5.00 per share, and the Master Warrant is exercisable for five years from the date of issuance. As of September 30, 2000, $1,000,000 has been drawn down from the secured line of credit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      10.1    Agreement dated as of July 3, 2000 between David A. Brewer
              Trust and Sunrise Technologies International, Inc.*
      27      Financial Data Schedule

---------------
* Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 17, 2000.

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

                                      SUNRISE TECHNOLOGIES
                                      INTERNATIONAL, INC.

Date: November 14, 2000               By:    /s/ C. RUSSELL TRENARY, III
                                         ---------------------------------------
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: November 14, 2000               By:        /s/ PETER E. JANSEN
                                         ---------------------------------------
                                            Vice President, Finance and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.1    Agreement dated as of July 3, 2000 between David A. Brewer
          Trust and Sunrise Technologies International, Inc.*
  27      Financial Data Schedule

---------------
* Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 17, 2000.