Form 10-K
period 2000-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2001-04-06
CIK 846771

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER 1-10428

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0148208
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     3400 WEST WARREN AVENUE, FREMONT, CA                          94538
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 623-9001
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 2001, the aggregate market value based on the closing sales price on that date of the common equity held by non-affiliates of the Registrant was approximately $95,932,000.

     Indicate the number of shares outstanding of Registrant's common stock as of March 31, 2001: 51,164,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       PORTIONS OF THE FOLLOWING DOCUMENTS                PART OF THIS FORM 10-K INTO WHICH
ARE INCORPORATED BY REFERENCE INTO THIS FORM 10-K:   THE DOCUMENT IS INCORPORATED BY REFERENCE:
--------------------------------------------------   ------------------------------------------
             SUNRISE TECHNOLOGIES                                     PART III

INTERNATIONAL, INC. PROXY
STATEMENT FOR 2001 ANNUAL MEETING
OF STOCKHOLDERS

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

     The Company's main focus has been the development and production of its holmium laser corneal shaping product or process known as Laser Thermal Keratoplasty (the "Hyperion(TM) LTK System"). On June 30, 2000, the U.S. Food and Drug Administration (the "FDA") approved the Company's Hyperion(TM) LTK System for the temporary reduction of hyperopia in patients with +0.75 to +2.50 diopters of MRSE with less than or equal to +/-0.75 diopters of astigmatism, who are 40 years of age or older with documented stability of refraction for the prior 6 months, as demonstrated by a change of less than or equal to 0.50D in spherical and cylindrical components of the manifest refraction. The magnitude of correction with this treatment diminishes over time, with some patients retaining some or all of their refractive correction. New labeling says that, based upon existing information for the clinical parameters used in the clinical trial, the Company's model for the average longevity for the procedure indicates that some of the effect lasts 10 years and beyond. Age related drift towards hyperopia contributes to the loss of effect after the initial two years. However, nomograms that are already available outside of the U.S. treat up to +5.625 diopters, and data indicates the effects can last longer than a patients' lifetime.

     Prior to June 26, 1997, the Company developed, manufactured and marketed lasers and air abrasion cavity preparation systems for use in dentistry. On June 26, 1997, the Company sold its dental business and assets to Lares Research of Chico, California for $4,000,000 in cash and $1,500,000 in interest-bearing notes due in June 2000 and June 2001. On February 21, 2001 the Company signed a settlement agreement with Lares Research on the payment of the outstanding debt. The Settlement Agreement provides that Lares will pay the Company $700,000 by April 20, 2001, in full redemption of an outstanding note obligation owing to the Company in principal amount of $1,500,000. As of March 31, 2001, $600,000 had been received. This note has been in default and had been fully reserved.

     The Company has developed holmium:YAG laser-based systems that utilize a patented process for shrinking collagen developed by Dr. Bruce Sand (the "Sand Process") in correcting ophthalmic refractive conditions. A holmium laser is an abbreviation for the full description: "chromium-sensitized Holmium-Thulium doped Yttrium Aluminum Garnet Laser". This is an optically pumped solid-state laser using a xenon flash lamp. The output is in the form of pulses, whose duration depends on the flash-lamp circuitry from about 120 to 180 microseconds. The wavelength of the pulsed laser beam is 2120 nm. The active medium for which the laser is named is a cylindrical rod 4 mm in diameter and 3.5 inches long.

     Since mid-1992, the Company has focused a significant portion of its efforts on engineering and development of the Hyperion(TM) LTK System for the treatment of refractive error of the eye, such as hyperopia (farsightedness) and presbyopia (age-related loss of near focusing ability). Until late 1998, refractive surgery in the United States, outside of certain clinical studies, was solely for the treatment of myopia. Myopia is a refractive disorder that the Company has not targeted to treat with its Hyperion(TM) LTK System due to the lack of available resources to pursue that market segment and also due to the number of competitors already offering products to treat that condition. The Company saw the treatment of hyperopia and presbyopia as potentially large markets for products based on its technology. These markets were not being well served by other companies with products or potential products for refractive surgery. The combination of these factors led the Company to focus its efforts on hyperopia and presbyopia. The Hyperion(TM) LTK System is based in part on patented technology acquired in the Company's acquisitions of in-process technology from Laser Biotech, Inc. ("Laser Biotech") and Emmetropix Corporation ("Emmetropix") in 1992. See "Products -- Hyperion(TM) LTK System" in this section.

     The Company has incurred substantial losses in the past nine years which have seriously depleted its working capital. At December 31, 2000, these aggregate consolidated net losses equaled approximately $119,075,000. Management believes that its existing cash balances and other potential financing alternatives, if realized, will be sufficient to meet the Company's near-term capital and operating requirements. However, at December 31, 2000, and March 31, 2001, $3,000,000 and $6,600,000, respectively, of the $7,000,000 currently available to the Company on its one-year revolving line of credit with a commercial lender had been drawn down by the Company, and will be repayable on June 29, 2001. Although the Company believes that this lender will extend this line of credit for another year, formal discussions with the lender have not yet commenced and there can be no assurance that this extension will ultimately be approved. The Company's independent accountants have issued a "going" concern opinion on its financial statements at December 31, 2000. See "Report of PricewaterhouseCoopers LLP, Independent Accountants and Note 1 to the Company's Consolidated Financial Statements."

     The Company was incorporated in 1987 under the laws of the State of California and was reincorporated in 1993 under the laws of the State of Delaware.

PRODUCTS

  The Hyperion(TM) LTK System

     In April 1992, the Company acquired Laser Biotech through a merger of a wholly-owned subsidiary of the Company with Laser Biotech (the "Merger"). Laser Biotech was founded in 1986 by Bruce J. Sand, M.D., F.A.C.S., to research and develop a precision laser instrument for eye surgery. In connection with the Merger, the Company also acquired certain patent and patent applications held by Dr. Sand covering a patented technique for reshaping the cornea using a laser.

     The Hyperion(TM) LTK System alters the shape of the cornea to correct refractive disorders such as hyperopia and presbyopia without removing corneal tissue. The procedure employs a laser to shrink, selectively, the collagen in the cornea, changing the curvature of the cornea and thereby changing the refractive power of the eye. By comparison, excimer laser systems for corneal reshaping developed by Summit Technologies, Inc. ("Summit") and VISX, Inc. ("VISX") remove parts of the cornea to achieve changes in refraction. Laser Biotech conducted pre-clinical studies to gain preliminary information on the efficacy and safety of the product, which resulted in positive indications that the Hyperion(TM) LTK System could be applied successfully and safely to correct certain refractive error.

     On June 30, 2000, the U.S. Food and Drug Administration approved the Company's Hyperion(TM) LTK System for the temporary reduction of hyperopia in patients with +0.75 to +2.50 diopters of MRSE with less than or equal to +/-0.75 diopters of astigmatism, who are 40 years of age or older with documented stability of refraction for the prior 6 months, as demonstrated by a change of less than or equal to 0.50D in spherical and cylindrical components of the manifest refraction. The magnitude of correction with this treatment diminishes over time, with some patients retaining some or all of their refractive correction. The new labeling says that, based upon existing information for the clinical parameters used in the clinical trial, the Company's model for the average longevity for the procedure indicates that some of the effect lasts 10 years and beyond and that age-related drift towards hyperopia contributes to the loss of effect after the initial two years. Nomograms that are already available outside of the U.S. treat up to +5.625 diopter, and data indicates effects can last longer than a patients' lifetime.

     The Hyperion LTK System has been approved by the following countries:
Argentina, Australia, Austria, Belgium, Canada, Croatia, Denmark, Dominican Republic, Finland, France Great Britain, Greece, Germany, Hong Kong, Iceland, Israel, Italy, Luxemberg, Mexico, The Netherlands, Norway, Portugal, Saudi Arabia, Spain, Sweden, and Turkey.

     Sales of the Hyperion(TM) LTK System in the United States commenced on June 30, 2000. Prior to that time the Company had extremely limited sales, following local regulatory approvals, of the Hyperion(TM) LTK System overseas, primarily in Europe, for the treatment of hyperopia and astigmatism commencing in December 1993.

     On January 27, 2000 the Company announced that it had passed its ISO9001/EN46001 certification audit for the Company's quality system and therefore is certified for the International Organization for Standards ISO 9001, European Commission EN 46001 and CE marking (European Community Seal of Approval). The ISO 9001 certification is required for doing business with certain customers and vendors, especially international customers and vendors.

     The Hyperion(TM) LTK System incorporates a holmium laser system into a delivery system that is built into a custom optics to perform the LTK procedure. The Hyperion(TM) LTK System delivers eight simultaneous laser beams disposed in a circle of varying diameter. This system allows for easy alignment on the patient's eye and the delivery of multiple circles of energy, each less than two seconds.

GOVERNMENT REGULATION

     The Company's products are subject to significant government regulation in the United States and other countries. In order to test clinically, produce and market products for human therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable foreign regulatory agencies. Typically, such standards require products to be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The approval process in the U.S. has been expensive and time consuming. The Company has and will continue to focus its efforts in the U.S. and limited resources on its technology for the treatment higher levels of hyperopia than those currently approved by the FDA, for presbyopia, and for treatment of overcorrected LASIK or PRK. To date, use of the Hyperion(TM) LTK System for treatment of the aforementioned have not been approved by the FDA, and there can be no assurance that the agency will grant such approvals.

     The FDA imposes various requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, advertising and promotional practices, record keeping and reporting requirements. The FDA also may require post-market testing and surveillance programs to monitor a product's effects.

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

  Marketing and Sales

     In the United States, the Company sells its products through a small direct sales force that works in conjunction with U.S. Medical, Inc. ("US Medical") a privately owned company that specializes in sales of medical equipment including lasers. In late December 2000, the Company entered into an exclusive (with certain exceptions) one-year United States distribution agreement (which may be extended to a second year by agreement of the parties). US Medical employs over 30 sales representatives. In January 2001, the Company purchased 480,000 shares of common stock of US Medical at $5.00 per share that represents approximately 4% of the outstanding common shares. International sales are made through established medical equipment distributors overseas. The Company has established relationships with distributors in Great Britain, France, Sweden, Israel, South Africa and South Korea.

     The extent and nature of the Company's marketing efforts are determined by a number of factors, including the number of specialists in the area and the characteristics of the laser applications. The establishment of a successful distributor network requires providing the distributors with sales instruments (brochures, clinical data, research papers, educational videos, etc.). Such marketing efforts include presentations at conventions and trade shows, customer training by Company personnel and sponsorship of teaching seminars, clinical presentations and research by others. The Company also hires additional marketing and sales consultants from time to time to assist in the marketing of its products.

  Research and Development

     The Company's success will depend substantially upon its ability to develop, manufacture and market innovative new products.

     In 2000, the Company recorded $6,459,000 in research and development expenses primarily relating to development of the LTK System. Related expenses were $4,774,000 and $2,107,000 in 1999 and 1998, respectively. The Company continues to explore several other types of lasers with varying characteristics in order to find the optimal interactions with tissues in specific medical applications. Clinical testing and sale of the Company's products are subject to obtaining applicable regulatory approvals, of which there can be no assurance. The Company's research and development activities are conducted in-house as well as by outside sources, including consultants and universities.

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

  Production

     The Company manufactures its ophthalmic lasers from parts, components and subassemblies obtained from a number of unaffiliated suppliers, and the Company designs the software incorporated into a microprocessor purchased from an unaffiliated third party. Prototype production and all manufacturing, assembly and testing activities take place at its Fremont, California facility. Although some of the parts and components used by the Company to manufacture its products are available from multiple sources, the Company currently purchases most of its components from a single source in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of the Company's products. The Company continually evaluates ways to minimize any impact to its business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these key components.

     The Company's ophthalmic laser systems have been designed in a modular fashion to facilitate the assembly process. The Company intends to utilize modular design and construction concepts in connection with its future products. The Company may require additional engineering and manufacturing staffing as new products are introduced into the marketplace. Any loss of availability of a key system component could result in a material adverse change to the Company's business, financial condition and results of operations.

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

  Patents and Licenses

     In the merger of Laser Biotech into the Company, the Company acquired an issued United States patent and pending United States and foreign patent applications previously assigned to Laser Biotech by Dr. Bruce

Sand, the inventor of the patent and founder of Laser Biotech. The issued patent covers a method for using a laser to shrink collagen in the human body, with specific application to the cornea. Since the merger, five more U.S. patents filed by Dr. Sand, as the inventor, have issued, and have been assigned to the Company. As a result of the Emmetropix acquisition, the Company acquired an issued United States patent and a pending European regional patent derived from the application leading to the United States patent, which the Company believes may be useful in further developing its Laser Thermal Keratoplasty product. In addition, the Company has filed a patent application covering the LTK System it developed to make use of the LTK procedure. The Company owns over 45 issued utility patents on the LTK System and/or method for shrinking collagen in the United States and internationally. These patents encompass both the apparatus for treatment with the LTK System and the method of shrinking collagen in the cornea. The Company is the owner of several United States and foreign patents issued to Dr. Bruce J. Sand. United States Patent No. 4,976,709 (the "709 patent"), issued on December 11, 1990, was the first of these United States patents to issue. The term of the "709 patent is set to expire on December 11, 2007. On August 10, 2000 the Company applied for an extension of the term of the "709 patent pursuant to Section 515 of the Federal Food, Drug and Cosmetic Act, 21 U.S.C. Section 301 et seq. The application seeks an extension of the patent term to June 11, 2012. A final determination concerning the Company's eligibility for a term extension regarding the "709 patent and any term of such an extension is not expected before August 10, 2001. The Company also has over 30 pending patent applications on the LTK System and/or the method for shrinking collagen in the United States and internationally.

     On June 16, 2000, the Company entered into an Amended and Restated Patent and Technology Assignment Agreement whereby Dr. Bruce J. Sand, M.D., F.A.C.S. agreed to assign to the Company irrevocably and on an exclusive basis the patent rights and related technology of Dr. Sand's patent application for the prevention of regression of refractive keratoplasty. Included in the agreement is the purchase of all patents and future royalty obligations related to the previously licensed "Sand" patents, the result of which will be the avoidance of future cash outflows related to these royalty obligations. As part of this agreement, the Company issued to Dr. Sand a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share, exercisable at any time prior to June 16, 2005. Dr. Sand agreed that he would sell no more than 250,000 of such shares in any of our fiscal quarters. In addition, for legal services rendered by Edward Vincent King, Jr., Dr. Sand's attorney, we issued a warrant to purchase 67,500 shares of our Common Stock on the same terms as the warrant issued to Dr. Sand and Mr. King, Jr. agreed not to sell more than 22,500 shares in any of our fiscal quarters. On June 21, 2000 Dr. Sand and Mr. King exercised all of their respective warrants to purchase shares of common stock.

  Competition

     The vision correction industry is subject to intense competition. The significant competitive factors in the industry include price, convenience, success relative to vision correction, acceptance of new technologies, patient satisfaction and government approval. Patients with hyperopia can achieve vision correction with eyeglasses, contact lenses and possibly with other technologies and surgical techniques currently under development, such as corneal implants, human lens replacement, intra-ocular implantable contact lenses and surgery using different types of lasers. The success of any competing alternative to the Hyperion(TM) LTK System for treating hyperopia could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's competitors have substantially greater financial capabilities for product development and marketing than the Company, which may enable such competitors to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner.

     The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX and Alcon, through its acquisition of Summit, are the leading manufacturers of excimer refractive surgical systems. While the Company believes the LTK technology offers several distinct advantages over the use of excimer lasers for treating hyperopia, including ease of use and decreased invasiveness, both VISX and Alcon have significantly greater financial resources than the Company and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness), astigmatism and hyperopia. In addition, certain of the Company's competitors, including Alcon, have developed LTK devices for the treatment of hyperopia, although the Company does not believe that Alcon's LTK device has received FDA clearance. The Company believes its Hyperion(TM) LTK is superior to those of its competitors. To the Company's knowledge, none of the Company's competitors is currently engaged in United States clinical trials to approve their LTK devices for treating hyperopia.

     Summit, prior to its acquisition by Alcon, discontinued its clinical trials for treating hyperopia with its holmium laser system in 1996. However, any alternative treatment offered by VISX or Alcon may be perceived as having a competitive advantage because of the name recognition being created by the current promotion of their excimer laser products and the fact that VISX and Alcon have an established base of customers that are currently using their products.

     The Company believes the potential use of its process of shrinking collagen is more attractive than competitive methods of treating certain refractive errors because it can address refractive error with minimal invasiveness to the cornea, while not cutting or removing tissue.

  Export Sales

     In 2000, approximately 4% of the Company's gross revenues, or $558,000, were international as compared to approximately 71% in 1999 and 98% in 1998. International sales prior to 2000 did not include sales of the Hyperion(TM) LTK System which was launched domestically and in the International markets in 2000.

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

     To date, actual costs incurred related to warranty and service work has been $1,759,000. In the case of sales by international distributors, all product services are provided by such distributor.

  Employees

     At December 31, 2000, the Company had 132 full-time equivalent employees (including its executive officers), 81 in manufacturing, engineering and development, 28 in marketing, sales and regulatory, and 23 in administration. In the first week of January this total number was reduced to 111. On January 3, 2001, the Company completed a "reduction in force" (RIF) of 21 employees. Each employee received a severance payment as follows: hourly employees -- 2 weeks plus 2 weeks for every year worked, salary employees -- four weeks plus 2 weeks for ever year worked, managers -- 12 weeks plus 2 weeks for every year worked, and directors -- 20 weeks plus 2 weeks for every year worked. In full payment of the severance awards the Company granted 107,273 shares out of the Supplemental Employee Stock Plan in lieu of cash. In addition, the Company has retained a number of consultants to assist with its product development, regulatory activities and investor relations.

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

  Information Regarding the Executive Officers

     The following persons currently serve as executive officers of the Company:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
C. Russell Trenary, III..............  43     President and Chief Executive Officer and Director
Peter E. Jansen......................  64     Vice President, Finance and Chief Financial Officer
John N. Hendrick.....................  49     Chief Operating Officer
Jeannie G. Cecka.....................  38     Vice President, Clinical and Regulatory Affairs
Paul M. Malin........................  47     Vice President, International Sales and Marketing and
                                                Worldwide Business Development
Richard T. VanRyne...................  54     Vice President, U.S. Sales and Marketing

     C. Russell Trenary III was appointed Chairman of the Board in October 2000 in addition to being named President and Chief Executive Officer of Sunrise Technologies International, Inc. in June 1997. In November 1996, Mr. Trenary was promoted to the Company's President and Chief Operating Officer position, and was also appointed to its Board of Directors. He was appointed President and Chief Operating Officer of Laser Biotech, Inc., a wholly-owned subsidiary of Sunrise, in April 1996. From 1995 until the time he joined Sunrise, Mr. Trenary served as Senior Vice President of Sales and Marketing for Vidamed, Inc., a small, early-stage medical device company. His prior experience includes many positions at a Fortune 500 company, Allergan, Inc., from 1986 to 1995, most recently as Senior Vice President, General Manager of AMO Surgical Products, an ophthalmic business. Mr. Trenary joined American Hospital Supply Corporation in 1981 and has been involved with surgical ophthalmic technologies for 19 of the past 20 years. He received a master's degree in business administration from Michigan State University in 1981, and a B.S. degree from Miami University in Ohio in 1979.

     Mr. Jansen was appointed Vice President, Finance and Chief Financial Officer of the Company on May 28, 1999. Prior to joining the Company, Mr. Jansen served as Chief Financial Officer of CoCenSys, Inc., a biopharmaceutical company, from 1996 to 1998. From 1994 to 1996, Mr. Jansen served as Chief Executive Officer of PhytoMedica Health Products, Inc., a biopharmaceutical company, and from 1992 to 1994, Mr. Jansen was Senior Vice President and Chief Financial Officer of Genelabs Technologies, Inc., a biotechnology company. Prior thereto, from 1975 to 1992, Mr. Jansen held various financial executive positions with Abbott Laboratories.

     John N. Hendrick was nominated to serve as a member of the Board of Directors in April 2000. Mr. Hendrick has served as Chief Operating Officer of the Company since March 2000. From 1994 until 2000, he served as Chief Operating Officer of VidaMed, Inc., a urological company developing treatments for benign prostate hyperplasia. From 1990 until 1994, Mr. Hendrick served as Vice President of Operations for Allergan Medical Optics, a division of Allergan, Inc., which manufactures vision care products, where he was responsible for ophthalmic product and process development, worldwide manufacturing and quality assurance. Ms. Cecka was appointed Vice President, Clinical and Regulatory Affairs of the Company in August 1996. From February 1996 to August 1996, Ms. Cecka was Quality Systems Auditor at Tuv Product Service. From March 1995 to February 1996, Ms. Cecka was Director of Clinical and Regulatory Affairs at MedAcoustics, Inc. From September 1992 to March 1995, Ms. Cecka was Manager of Clinical Research for Baxter Novacor, a developer and marketer of left ventricular assist devices. Prior to September 1992, Ms. Cecka spent seven years at Allergan, Inc. holding positions ranging from Manager, Clinical Affairs to Director, Worldwide Clinical Research.

     Mr. Malin was appointed Vice President, International Sales and Marketing and Worldwide Business Development of the Company in September 1998. Prior to joining the Company in May 1996, Mr. Malin was the Director of Marketing at IRIDEX Corporation, a medical device manufacturer of ophthalmic laser products from July 1995 to May 1996. From October 1983 to July 1995, Mr. Malin held various senior sales and marketing positions at Allergan, Inc.

     Mr. VanRyne was appointed Vice President, U.S. Sales and Marketing of the Company in September 1998. From August 1997 to September 1998, Mr. VanRyne was the Company's Director of Sales and Marketing for the Americas. Prior to joining the Company, Mr. VanRyne was the Director of New Business Development at MedLogic Global Corporation, a manufacturer of wound healing products, from April 1996 to August 1997. From April 1995 to April 1996, Mr. VanRyne was a consultant for medical device marketing and educational strategy. From 1986 to April 1995, Mr. VanRyne was employed by Allergan, Inc. in a variety of senior sales and marketing positions.

  Cautionary Statements -- Risk Factors

     In the interest of providing the Company's stockholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, loses, losses per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(I) of the Securities Act of 1933, as amended, and in Section 21E(I) of the Securities Exchange Act of 1934, as amended.

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

     In particular, the Company believes the following risk factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.

WE HAVE SUSTAINED LOSSES IN THE PAST AND WE EXPECT TO REPORT LOSSES IN THE
FUTURE.

     We have incurred substantial losses that have depleted our cash and reduced our stockholders' equity and we have an accumulated deficit of $119,075,000 at December 31, 2000. Our current operations continue to be cash flow negative, limiting our cash resources. Working capital at December 31, 2000 amounted to approximately $6,332,000. We expended a significant amount of cash during the first three quarters of 2000 in the ramp-up of manufacturing capabilities, build-up of materials and components for the production of the Hyperion(TM) LTK System and our market preparation for the launch on the domestic and international markets. We may need to expend additional cash resources in 2001 for the continued marketing of the Hyperion(TM) LTK System in the domestic and international markets. Sales to the domestic market began subsequent to June 30, 2000 following the final FDA approval. Sales of the Hyperion(TM) LTK System can also be made to certain international markets where it is approved by the local regulatory authorities. However, given that this technology is new to the market, and therefore unproven, there is no assurance that expected results will be attained. If we continue to incur losses, and if revenue from sales or new funds from debt or equity instruments are insufficient to maintain the current and planned expenditure rate, it will be necessary to extensively curtail our operations until we implement an appropriate solution. See "Risk
Factors -- There is no assurance future capital will be available to us; additional capital will dilute the holdings of our stockholders."

THERE IS NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE TO US; ADDITIONAL CAPITAL WILL DILUTE THE HOLDINGS OF OUR STOCKHOLDERS.

     We funded our negative cash flows during 1998, 1999 and 2000 by the sale of additional equity and convertible debt with warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 of this Annual Report. At December 31, 2000, after consummation of a notes placement in January (approximate net proceeds of $11,200,000) and securing a $10,000,000 revolving line of credit facility with a bank in June 2000, our cash and cash equivalents were approximately $975,000. As of March 31, 2001, approximately $400,000 remained on the revolving line of credit, as the additional $3,000,000 will only be available if the guarantor pledges additional assets.

     There can be no assurance that we will not require additional capital. We cannot assure that additional financing will be available, or if available, that it will be available on terms favorable to us or our stockholders. As described elsewhere in this document, our independent auditors have issued a "going" concern opinion on our December 31, 2000 financial statements. If funds are not available to satisfy our short-term and long-operating requirements, we may limit our operations until an appropriate solution is implemented, suspend our operations in their entirety or, under certain circumstances, seek protection from creditors.

     Our stockholders have no preemptive rights. If we:

     - commence a subsequent public or private offering of common stock, convertible debt or preferred stock; or

     - issue securities upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration,

any stockholders, who do not participate in any future stock issuance, will experience dilution of their equity investment. At this time, we cannot determine the potential dilution to our stockholders.

OUR HYPERION(TM) LTK SYSTEM IS SUBJECT TO STRINGENT ONGOING REGULATION BY THE FDA AND SIMILAR HEALTH AUTHORITIES, AND IF THE FDA'S APPROVAL OF OUR PRE-MARKET APPROVAL APPLICATION FOR OUR HYPERION(TM) LTK SYSTEM IS RESTRICTED, OR REVOKED, OR IF THE FDA DELAYS OR FAILS TO APPROVE EXPANDED INDICATIONS FOR THE LTK SYSTEM WE COULD FACE PROBLEMS THAT WOULD IMPAIR OUR ABILITY TO GENERATE FUNDS FROM OPERATIONS.

     The FDA and similar health authorities in foreign countries extensively regulate our activities. The FDA regulates the Hyperion(TM) LTK System under the Food, Drug & Cosmetic Act as a Class III medical device. Class III medical devices must have a premarket approval application, or PMA, approved by the FDA before commercial sales in the United States commence. The PMA process (and underlying clinical studies) has been lengthy and required substantial commitments of our financial resources and our management's time and effort. The Company received PMA approval for the temporary reduction of hyperopia for the Hyperion(TM) LTK on June 30, 2000. Restrictions on or revocation of the FDA approval for reasons including but not limited to good manufacturing practices quality systems, safety or other reasons could hinder or prevent the continued marketing of the Hyperion(TM) LTK System. Consequently, FDA action could impair our ability to generate funds from operations, which in turn would have a material adverse effect on our business, financial condition and results of operations.

     We cannot be certain that we will be able to obtain timely, if at all, the required FDA approval for any expanded indications for our currently approved product for which we may seek approvals. The FDA will subject us to pervasive and continuing regulation for this and any products that we manufacture or distribute.

     We have received a CE (European Community) mark of approval on our Hyperion(TM) LTK System device that allows us to sell the device in the countries comprising the European Community. In addition to the CE mark, however, some foreign countries may require separate individual foreign regulatory clearances. We cannot assure that we will be able to obtain regulatory clearances for other products in the United States or foreign markets.

WE ARE A ONE-PRODUCT COMPANY AND DEPEND ON THE HYPERION(TM) LTK SYSTEM AND MARKET ACCEPTANCE OF THAT SYSTEM IS UNCLEAR.

     The Hyperion(TM) LTK System is our only product currently on the market. We intend to concentrate our efforts primarily on the continued development of the Hyperion(TM) LTK System and will be dependent upon the successful manufacturing and marketing of that system to generate revenues. We have only recently introduced the Hyperion(TM) LTK System commercially in the United States on June 30, 2000. There can be no assurance that the ophthalmic community or the general population will accept the Hyperion(TM) LTK System as an alternative to existing methods of treating refractive vision disorders. Many ophthalmologists may have already invested significant time and resources in developing expertise in other corrective ophthalmic techniques. Acceptance of the Hyperion(TM) LTK System may be affected adversely by:

     - its costs;

     - the amount of training required for the proper use of the machine;

     - characteristics related to its safety and efficacy;

     - the general resistance to use of laser procedures on the eye;

     - the effectiveness of alternative methods of correcting refractive vision disorders;

     - the lack of long-term follow-up data;

     - the possibility of unknown side effects;

     - the degree of usage by the ophthalmic community as a treatment alternative for hyperopia; and

     - how quickly competitive companies can develop and obtain FDA approval for novel treatment methods for hyperopia.

     Promotional efforts by suppliers of products or procedures that are alternatives to the Hyperion(TM) LTK System, including eyeglasses, contact lenses and laser and non-laser surgical procedures, may also adversely affect the marketplace for the Hyperion(TM) LTK System. Any failure to achieve broad market acceptance of the Hyperion(TM) LTK System will have a material adverse effect on our business, financial condition and results of operations.

CLINICAL DATA ABOUT THE LONG-TERM SAFETY AND EFFICACY OF THE HYPERION(TM) LTK SYSTEM IS CURRENTLY AVAILABLE, BUT FUTURE COMPLICATIONS OR SIDE EFFECTS MAY OCCUR.

     We have developed substantial clinical data on the safety and efficacy of the Hyperion(TM) LTK System in correcting hyperopia (farsightedness). Potential complications and side effects reported in studies to date from the use of the Hyperion(TM) LTK System include:

     - mild foreign body sensation;

     - temporary increased light sensitivity;

     - modest fluctuations in refractive capabilities during healing;

     - unintended over or under corrections;

     - regression of effect; and

     - induced astigmatism.

     Further testing of the Hyperion(TM) LTK System in clinical could reveal other complications and side effects which could bear on the long-term safety and efficiency of the Hyperion(TM) LTK, any which could have a material adverse effect on our business.

OUR PRODUCT EMPLOYS PROPRIETARY TECHNOLOGY AND THIS TECHNOLOGY MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

     We hold United States process and apparatus patents for the use of holmium lasers in non-destructive cornea shaping. Other parties, however, hold process and apparatus patents relating to shaping the cornea with holmium lasers. Generally, an apparatus patent contains claims to a new and useful machine or device. A process patent generally contains claims to a new and useful process, art or method, which may include a new use of a known process, machine, manufacture, composition of matter or material. We believe that we are not infringing on any patents held by others. However, if patents held by others were adjudged valid and interpreted broadly in an adversarial proceeding, they could be deemed to cover one or more aspects of our holmium laser corneal shaping systems, use of the Hyperion(TM) LTK System, or other procedures. Any claims for patent infringement could be time-consuming, result in costly litigation, divert technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. We cannot be certain that we will not be subject to one or more claims for patent infringement, that we would prevail in any such action or that our patents will afford protection against competitors with similar technology.

     If a court determines that the Hyperion(TM) LTK System infringes, directly or indirectly, a patent in a particular market, the court may enjoin us from making, using and selling such system. Furthermore, we may be required to pay damages or obtain a royalty-bearing license, if available, on acceptable terms. Alternatively, if a license is not offered or available, we may be required to redesign those aspects of the Hyperion(TM) LTK System held to infringe, directly or indirectly, to avoid such infringement. Any redesign could delay reintroduction of our products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial condition and results of operations. Finally, litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business.

LACK OF AVAILABILITY OF KEY SYSTEM COMPONENTS COULD RESULT IN DELAYS, INCREASED COSTS, OR COSTLY REDESIGN OF OUR PRODUCT.

     Although some of the parts and components used to manufacture our products are available from multiple sources, we currently purchase most of our components from single sources in an effort to obtain volume discounts. Lack of availability of any of these parts and components could result in production delays, increased costs or costly redesign of our products. We continually evaluate ways to minimize any impact to our business from any potential part or component shortage through inventory stockpiling and design changes to afford opportunities for multiple sources of supply for these essential components. Any loss of availability of an essential system component could result in a material adverse change to our business, financial condition and results of operations.

THE SUCCESS OF COMPETITIVE PRODUCTS COULD HAVE AN ADVERSE EFFECT ON OUR
BUSINESS.

     The vision correction industry is intensely competitive. The significant competitive factors in the industry include:

     - price;

     - convenience;

     - success relative to vision correction;

     - acceptance of new technologies;

     - patient satisfaction; and

     - government approval.

     Patients with hyperopia (farsightedness) can achieve vision correction with eyeglasses, contact lenses and possibly with other technologies and surgical techniques currently under development, such as:

     - corneal implants;

     - human lens replacement;

     - intra-ocular implantable contact lenses; and

     - surgery using different types of lasers.

     The success of any competing alternative to the Hyperion(TM) LTK System for treating hyperopia could have a material adverse effect on our business, financial condition and results of operations. Most of our competitors have substantially greater financial capabilities for product development and marketing than we currently do. These financial capabilities enable our competitors to market their products or procedures to the consumer and to the ophthalmic community in a more effective manner.

     The excimer laser is the dominant laser used for the treatment of refractive disorders. In the United States, VISX, Bausch & Lomb and Alcon are the leading manufacturers of excimer refractive surgical systems. VISX, Bausch & Lomb and Alcon and have significantly greater financial resources than we do and have received FDA approval for their respective excimer laser products for treating myopia (nearsightedness), hyperopia (farsightedness) or astigmatism. Any alternative treatment offered by VISX, Bausch & Lomb or Alcon, however, will have a competitive advantage because they already have established a base of customers that are currently using their products.

WE MAY BECOME INVOLVED IN PRODUCT LIABILITY LITIGATION, WHICH MAY SUBJECT US TO LIABILITY AND DIVERT MANAGEMENT ATTENTION.

     The testing and marketing of laser systems for applications in ophthalmology entail inherent risks, which could result in product liability or other claims based upon injuries or alleged injuries associated with a defect in the product's performance and which may not become evident for a number of years. Although we are not currently involved in any product liability litigation, we could become a party to litigation in the future as a result of an alleged injury. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business. We maintain limited product liability insurance coverage. We may be adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to us in the future on reasonable terms or at all.

WE ARE DEPENDENT ON OUR MANAGEMENT AND KEY PERSONNEL TO SUCCEED.

     Our principal executive officers and key personnel have extensive experience with our Hyperion(TM) LTK System, the research and development efforts needed to bring it to market, the development of marketing and sales programs for its launch and the necessary services to be provided to our customers to support the system. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel, could have a material adverse effect on our ability to manufacture, sell and market the product. Such events would probably have a negative impact on our business and financial condition.

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

     Sales of substantial amounts of our common stock (including shares issued upon exercise of outstanding options and warrants and shares issued upon conversion of convertible notes) in the public market could depress the market price of our common stock. As of December 31, 2000, we had 50,867,848 shares outstanding.

THE MARKET PRICE OF OUR STOCK HAS HISTORICALLY BEEN VOLATILE.

     The volatility of our common stock imposes a greater risk of capital losses on stockholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder's holdings of our common stock. Factors such as announcements of technological innovations, changes in marketing, product pricing and sales strategies or new products by our competitors, changes in domestic or foreign governmental regulations or regulatory requirements, developments or disputes relating to patent or proprietary rights and public concern as to the safety and efficacy of the procedures for which the Hyperion(TM) LTK System is used, have and may continue to have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market (and in particular the securities of technology companies such as ours) could experience extreme price and volume fluctuations unrelated to operating performance.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER.

     The provisions of:

     - our Certificate of Incorporation, as amended;

     - our Bylaws, as amended; and

     - the Delaware General Corporation law (the Delaware Law)

may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of us by means of a tender offer, business combination, proxy contest or otherwise. These provisions include:

     - charter authorization of "blank check" preferred stock;

     - classification of the Board of Directors;

     - a restriction on the ability of the stockholders to take actions by written consent; and

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

     In addition, we adopted a stockholder rights plan. Under this plan, each issued and outstanding share of our common stock has associated with it one right to purchase a share of our common stock from us at a price of $70, subject to adjustment. These rights will be exercisable if a person or group either:

     - acquires beneficial ownership of 15% or more of us; or

     - commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Common Stock.

     We will be entitled to redeem the rights at $.001 per right at any time until ten days following a public announcement that a 15% position has been acquired.

ITEM 2. FACILITIES

     The Company leases a 55,000 square foot facility at 3400 West Warren Avenue, Fremont, California, which currently serves as its executive offices and research and production facility. The facility lease expires in April 2004 and requires base payments on average of approximately $79,000 per month, subject to standard pass-throughs and escalations. Management of the Company believes that the facility can accommodate the Company's operations activities.

ITEM 3. LEGAL PROCEEDINGS

     On July 13, 1999, the Company filed suit in the United States District Court for the Northern District of California against (i) Sturza's Institutional Research, Inc. and Evan Sturza (Number C99-3393 CQAL) for defamation. The action arose after the defendants took short positions in the publicly traded shares of the

Company, immediately after which the defendants allegedly issued materially false, misleading and negative written reports on the Company for the purpose of driving down the price of the Company's Common Stock for the benefit of the short position takers. In July 2000, the court entered a Notice of Default, but has not yet entered a default judgment against the defendants. The court has assigned this matter to mediation, which is scheduled to take place in the second quarter of 2001.

     In June 2000, A.M. Hochstadt, an individual, filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida alleging common law fraud and negligent misrepresentations against the Company and C. Russell Trenary, III and Paul Malin, executive officers of the Company. The complaint seeks damages in excess of the jurisdictional amount of $75,000. On July 28, 2000, the defendants removed the lawsuit to the United States District Court for the Southern District of Florida. Mr. Trenary and Mr. Malin have filed motions to dismiss for lack of personal jurisdiction, and the Company filed a motion to dismiss for forum non conveniens and for failure to state a cause of action. The parties have agreed to a stay of discovery pending resolution of the motions to dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

     As of December 31, 2000, there were approximately 900 holders of record of the Company's common stock. Price information for the Company's common stock may be obtained from the Nasdaq National Market System.

     The table below sets forth the reported high and low bid quotations of the Company's common stock as reported on the Nasdaq National Market System from January 1, 1999 to December 31, 2000 for the periods indicated.

                           PRICE FOR COMMON STOCK(1)

                   QUARTER ENDED                       HIGH      LOW
                   -------------                      ------    -----
March 31, 1999......................................  $14.00    $5.88
June 30, 1999.......................................   14.94     8.75
September 30, 1999..................................   20.38     2.75
December 31, 1999...................................   14.56     4.50
March 31, 2000......................................   16.00     7.00
June 30, 2000.......................................   12.25     5.06
September 30, 2000..................................    9.94     5.66
December 31, 2000...................................    7.69     1.44

---------------
(1) Bid and ask prices are quoted on the Nasdaq National Market System in increments of 1/32. Certain of the bid and ask prices set forth in this table have been rounded to the nearest cent.

     The over-the-counter market quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 30, 2001, the closing price of the common stock as reported on the Nasdaq National Market System was $1.875 per share.

  Dividends

     The Company has not declared or paid any cash dividends on its common stock during the past three years. The Company currently intends to retain any and all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its Common Stock in the foreseeable future.

  Recent Sales of Unregistered Securities

     On September 29, 2000 the Company issued shares of Common Stock in reliance with Regulation D under the Securities Act of 1933 upon conversion of notes issued in January 1999.

     In January 2000, the Company completed a $11,200,000, net of offering costs, private placement under Regulation D of convertible debentures with warrants. These debentures are convertible into the Company's common stock at a conversion price of $5.916, at the option of the holder, and mature in June 2002. The debentures bear an interest rate of 7% per annum, payable in kind or cash at the option of the Company and are payable quarterly. During 2000, holders converted $2,800,000 of the debentures into common stock. A placement fee was paid to Dunwoody in the amount of $483,000, plus warrants to purchase 100,000 shares of common stock.

     There are two types of associated warrants issued in connection with the debentures. Type A warrants are five year warrants with an exercise price of $6.803. Type B warrants are two year warrants with an exercise price of $6.803 and are callable at the Company's option once the closing stock price is equal to or higher than

$7.823 for a continuous period of twenty trading days. On June 29, 2000, the Company called all of the Type B warrants effective August 14, 2000. Of the ten holders of Type B warrants, eight elected to exercise their warrants representing 443,741 shares or approximately 90% of the type B warrants originally issued and for which the Company received approximately $3,000,000.

     In June 2000, the Company issued the Master Warrant as described elsewhere in this document to the David A. Brewer Trust in reliance upon Regulation D.

     The proceeds of these offerings have been used by the Company for the funding of clinical trials, research and development activities and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in connection with the Consolidated Financial Statements and related Notes and " Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the three years in the period ended December 31, 2000, 1999, and 1998 and the balance sheet at December 31, 2000 and 1999 are derived from the audited consolidated financial statements included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1997 and 1996, and the balance sheet at December 31, 1998, 1997, and 1996 are derived from audited consolidated financial statements not included in this document. Our historical results are not necessarily indicative of the results to be expected in future periods. See Notes to our Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999        1998       1997       1996
                                        --------    --------    --------    -------    -------
Net revenues..........................  $ 13,401    $     26    $    594    $ 2,839    $ 5,654
Gross profit (loss)...................     3,520      (2,333)     (1,548)       293      1,638
Operating costs and expenses..........    30,490      18,875      12,718      7,368      7,658
Loss from operations..................   (26,970)    (21,208)    (14,266)    (7,075)    (6,020)
Gain on sale of dental assets.........        --          --          --      1,740         --
Interest income.......................       383         955         399         99         65
Interest expense......................   (11,263)     (5,890)     (3,950)    (1,376)       (13)
Other expense.........................      (197)         (2)         (4)        (6)        --
Net loss..............................   (38,047)    (26,145)    (17,821)    (6,618)    (5,968)
Net loss per share, basic and
  diluted.............................     (0.79)      (0.60)      (0.52)     (0.23)     (0.23)
Shares used in calculation of basic
  and diluted net loss per share......    48,076      43,867      34,164     28,550     26,414
Total assets..........................    28,526      14,905      11,749      2,949      3,741
Long term obligations.................     8,867       5,155       7,703        945         --
Total stockholders' equity............     9,362       2,101         200        849      1,272
Working capital.......................     6,332       5,756       6,773      1,382      1,073

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

     Our working capital is seriously depleted due to our substantial losses in the past nine years. Our independent auditors have issued a "going concern" opinion on our December 31, 2000 financial statements. See "Report of PricewaterhouseCoopers LLP, Independent Accountants," and Note 1 to the Company's Consolidated Financial Statements.

     Sales of our existing ophthalmic products at current levels will not be sufficient to sustain the continued development and regulatory licensing of our holmium laser corneal shaping product or process known as the Hyperion(TM) LTK System. We have been able to raise additional working capital for all aspects of our business through private placements of our common stock and convertible notes with warrants. These private placements raised $15,296,000 in 1994, 1995 and 1996 in new equity. We also raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, we raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, we raised approximately $11,200,000, net of offering costs, in the form of convertible debentures (the "2000 Debentures") with warrants.

     In June 2000, the Company secured a one-year $10,000,000 revolving line of credit from a commercial banking company guaranteed by certain Company assets and assets of one of the Company's investors. In connection with the secured credit line, The David A. Brewer Trust agreed to guaranty any advance under the line. Of this amount, the Company is currently entitled to draw down a maximum of $7,000,000 until such time as the guarantor agrees to pledge collateral of at least $3,000,000 to secure the guaranty and terms acceptable to the bank. As compensation for the guaranty, pursuant to a Master Warrant (the "Master Warrant"), which may be exercised in whole or in part at any time and from time to time, the Trust will receive (i) 25,000 shares of Common Stock of the Company whether or not the secured credit line is drawn upon, (ii) 0.000195 shares of Common Stock of the Company per $1.00 drawn from the line for each day such amount remains outstanding, (iii) 25,000 shares of Common Stock of the Company per $1,000,000 drawn by the Company up to $7,000,000 (on a prorated basis) and
(iv) 0.000289 shares Common Stock of the Company per $1.00 drawn down by the Company in excess of $7,000,000 for each day such amount remains outstanding. The determination of the warrants issuable under clause (iv) is subject to offset by the warrants to be issued under clause (iii). The exercise price of shares of the Company's Common Stock issuable upon exercise of the Master Warrant is $5.00 per share, and the Master Warrant is exercisable for five years from the date of issuance. As of December 31, 2000, and March 31, 2001, $3,000,000 and $6,600,000, respectively, of the $7,000,000 currently available to the Company on its one-year revolving line of credit had been drawn down by the Company, and will be repayable on June 29, 2001. Although the Company believes that this lender will extend this line of credit for another year, formal discussions with the lender have not yet commenced and there can be no assurance that this extension will ultimately be approved.

     On January 13, 2000, $5,000,000 of the principal amount of the 1999 Notes became convertible into the Company's common stock at a conversion price of $4.00 per share when the Ophthalmic Devices Panel ("ODP") unanimously voted to recommend that the FDA approve the Hyperion(TM) LTK System in the United States for the temporary reduction of low to moderate hyperopia with conditions relating to patient symptoms, longevity of effect and the effect of re-treatment. On June 30, 2000 the remaining $5,000,000 balance of the principal amount of the 1999 Notes became convertible at conversion price of $8.00 with final FDA approval. On September 29, 2000 all of the 1999 Notes were converted into the Company's common stock.

     The Company's current operations continue to be cash flow negative, further straining our working capital resources. A portion of our cash expenditures amounting to $2,049,000 were for capital equipment in fiscal year 2000. At our current rate of cash expenditures, we will probably need to raise additional working capital during 2001 to fund operations. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to us and to our stockholders. If funds are not available to satisfy both our short-term and long-term operating requirements, we may be required to limit or suspend our operations in their entirety or, under certain circumstances, be forced to seek protection from creditors. Our long-term ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. The effects of inflation are not currently material to the Company.

LIQUIDITY

     As of December 31, 2000, the Company had $975,000 in cash and cash equivalents.

     Cash used for operating activities was $27,354,000 for the twelve months ended December 31, 2000 as compared to $20,659,000 for 1999. The majority of the cash used for operating activities in 2000 was used to fund the net loss of $38,047,000 partially offset by depreciation and amortization and non-cash interest and compensation expense of $18,195,000. Operating cash was also utilized in the growth of inventory and accounts receivable of $13,495,000 offset by the growth of accounts payable and deferred revenue and deposits of $5,893,000.

     Cash used for investing activities was $2,049,000 for the twelve-months ended December 31, 2000 for purchase of capital expenditures. Capital expenditures generally had been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities.

     Cash provided by the financing activities was $19,727,000 for the twelve-months ended December 31, 2000 comprised primarily of the net proceeds from the January 2000 debt financing of $11,217,000, the issuance of common stock of $4,872,000 and $3,000,000 drawn down from our $10,000,000 bank revolving credit line on which an additional $400,000 currently remains available to the Company.

     The Company has incurred net losses in the past nine years and there can be no assurance that the Company will attain profitability. At December 31, 2000, the Company had aggregated consolidated net losses of $119,075,000. In order to continue its operations, the Company must achieve profitable operations or obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing, and other sources.

     Management believes that its existing cash balances together with other potential financing alternatives if realized, will be sufficient to meet the Company's capital and operating requirements for the near term if the Company's one year revolving line of credit expiring June 29, 2001 is extended for an additional year. See "Overview" above. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate sufficient cash flow from sale of its products, the Company will need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could decide to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company's business, results of operations and financial condition.

     Management is currently working towards achieving its profitability by pursuing its goal of successfully marketing of its products throughout the United States and internationally. The failure of the Company to win increased acceptance of its products by medical providers could have a material adverse effect on the Company's business, results of operations and financial conditions.

     Our current operations continue to be cash flow negative, limiting the Company's working capital resources. Working capital at December 31, 2000 amounted to approximately $6,332,000. At December 31,

1999, working capital amounted to approximately $5,756,000. Our ability to continue as a going concern is dependent upon performing profitably or obtaining further financing. We have invested a significant portion of our working capital during 2000 in the ramp-up of manufacturing capabilities, build-up of materials and components for the production of the Hyperion(TM) LTK System and its market preparation for the launch on the domestic and international markets. We had product revenue of $11,300,000 for the six month period following the FDA approval on June 30, 2000. This figure was lower than we had expected. The resultant shortfall in our year 2000 revenues generated less cash inflows than planned and has consequently placed great strain on our working capital. At December 31, 2000, we had drawn down $3,000,000 from our available $10,000,000 guaranteed bank credit line and by March 31, 2001 we had drawn down $6,600,000 and $400,000 remained available for borrowing, as the other $3,000,000 will only be available if the guarantor pledges additional assets. In early January 2001 we announced plans to reduce spending by approximately $20,000,000 during the current fiscal year that would include a down sizing of the Company. These reduction efforts are being implemented and are expected to significantly reduce the current cash outflows. Clearly, as we move forward into 2001, our best solution to improve our working capital shortage is by increasing cash from the sale of Hyperion(TM) LTK System units. This effort is our utmost priority, however, given the general US economic slow down and the fact that our Hyperion(TM) LTK System is still in its infancy in terms of market acceptance, we can not assure that sufficient revenues to cover our working capital needs will be obtained. Alternatively, we may need to consider raising funds on the capital markets, but there is no assurance that new funds can be raised or that, if raised, they would be at prices acceptable to our stockholders. We believe that if revenues from sales or new funds from debt or equity instruments are insufficient to maintain the current expenditure rate, it will be necessary to extensively curtail our operations until an appropriate solution is implemented.

RESULTS OF OPERATIONS

  Revenues

     Revenues of $13,401,000 for the year ended December 31, 2000 compare favorably to those of the same periods for 1999 and 1998 at $26,000 and $594,000 respectively, due to the fact that sales of our new Hyperion(TM) LTK System started on June 30, 2000 following its FDA approval. Procedure revenues are comprised of revenues from enablement fees and amounted to $1,301,000 for the year ended December 31, 2000. The Company did not receive procedure revenues in 1999 and 1998. Procedure Enablements are required to be used each time a procedure is performed using the Hyperion LTK System.

     Service and other revenues are comprised of revenues from the recognition of first-year service revenues and other miscellaneous revenues and amounted to $800,000 for the twelve-months of 2000 as compared with $26,000 and $594,000 for 1999 and 1998 respectively.

  Costs of Revenues

     Total cost of revenues for the year ended December 31, 2000 were $9,881,000 as compared with $2,359,000 and $2,142,000 for 1999 and 1998 respectively. Cost of revenues for product sales totaled $7,453,000 for the year ended December 31, 2000. Cost of revenues for enablements totaled $1,000 for the year ended December 31, 2000. Cost of revenues for service and other revenues totaled $2,427,000 for the year ended December 31, 2000 as compared to $2,359,000 and $2,142,000 for 1999 and 1998 respectively. Costs of revenues for product sales reflect charges for production costs inclusive of manufacturing labor, overhead, unabsorbed manufacturing costs and shipping costs. Cost of revenues for procedures represents the cost of the media (activated cards) being utilized to deliver the enablements. Cost of revenue for service and other revenues include costs of the Company's technical and service department and other direct costs associated with miscellaneous revenues. The resultant gross margin for the year 2000 was $3,520,000, an improvement over the same periods for 1999 and 1998 because the year 2000 was the first one in which the Company had sales of its new Hyperion(TM) LTK System which were $11,300,000. Gross losses for 1999 and 1998 were $2,333,000 and $1,548,000, respectively.

  Expenses

     Research and development expenses totaled $6,459,000 for the year ended December 31, 2000, compared to $4,774,000 and $2,107,000 for the same periods in 1999 and 1998. Research and development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of the Hyperion(TM) LTK System, amortization of patent costs, expenditures related to the development of other refractive applications of the Hyperion(TM) LTK System and other operating costs. Included in the research and development expenses for the year 2000 was non-cash charges of $2,443,000 related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash. The 35% and 207% increases for the year in research and development expenses compared to those of 1999 and 1998 were primarily due to the initial development and follow-on product improvements for the LTK System.

     Sales, marketing and regulatory expenses were $15,036,000 year ended December 31, 2000, compared to $7,182,000 and $3,824,000 for the same periods in 1999 and 1998. Included in the sales, marketing and regulatory expenses for the year 2000 was $1,298,000 of non-cash charges related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash. Sales and marketing expenses consist primarily of advertising and other marketing expenses, compensation and employee related expenses, sales commissions, and travel costs. The 109% and 293% increases in sales, marketing and regulatory expenses in 2000 as compared to 1999 and 1998, respectively, were due to the increase in marketing efforts in preparation and market launch of the Hyperion(TM) LTK System.

     General and administrative expenses were $8,995,000 year ended December 31, 2000, compared to $6,919,000 and $6,787,000 for the same periods of 1999 and 1998 respectively. Included in the general and administrative expenses for the year 2000 was $2,383,000 of non-cash charges related to the issuance of non-qualified stock options issued to employees in lieu of cash. General and administrative expenses consist primarily of employee-related expenses, legal fees and compensation and fees for professional services. The 30% and 33% increases in general and administrative expenses for 2000 were due to the increase in infrastructure expenses to support the Hyperion(TM) LTK system.

     Approximately $6,125,000 of the operating expenses for the year ended December 31, 2000 was attributed to non-cash expenses related to the fair value of warrants and non-qualified stock options issued in lieu of cash, compared to comparable expenses of $1,887,000 and $2,105,000 for the same periods of 1999 and 1998.

     Interest and other expense for the year ended December 31, 2000 of $11,263,000 represent primarily non-cash interest charges pursuant to the 1998, 1999 and 2000 Notes Placements, the Silicon Valley Bank line-of-credit guarantee and related warrants, compared to $5,892,000, and $3,954,000 for the same periods of 1999 and 1998 respectively. For the year ending December 31, 2000, approximately $10,336,000 or 92% of the Company's net interest expense were due to non-cash charges incurred in connection with the 1998, 1999 and 2000 Notes Placement and the Silicon Valley line-of-credit guarantee as compared with $5,160,000 or 86% and $974,000 or 25% for 1999 and 1998 respectively. The fair market value of the warrants, the conversion features and the placement costs of such notes are recorded as non-cash interest expense in 1999 and 2000. The Company has accounted for a beneficial conversion feature embedded in the debentures in accordance with Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In determining the amount of beneficial conversion feature, the Company first allocated the gross proceeds from the sale of the 2000 Notes and the warrants based on their relative fair values at the January 11, 2000 issuance date, resulting in $8,028,000 of the proceeds assigned to the 2000 Notes and $3,672,000 assigned to the warrants. The warrants were valued at the issuance date using the Black Scholes option pricing model. Interest expense of $3,672,000 relating to the discount on the 2000 Notes associated with the warrants is being recognized as interest expense over the period that the 2000 Notes are outstanding. As the value of the beneficial conversion feature exceeded the amount of the proceeds assigned to the 2000 Notes, the amount of the beneficial conversion feature is limited to the $8,028,000 allocated to the 2000 Notes.

     The beneficial conversion feature, amounting to $8,028,000, represents an additional interest yield on the debt that may be converted at any time at the option of the holders into common stock. Accordingly, the beneficial conversion feature has been recorded as an immediate charge to interest expense in January 2000. In addition, the debentures have certain contingent rights and preferences that, if perfected, could cause the Company to record an incremental beneficial conversion feature charge.

     For the year ended December 31, 2000 we incurred net losses of $38,047,000 compared to $26,145,000 and $17,821000 for 1999 and 1998 respectively. Included in the loss for 2000 was $ 16,461,000 attributable to non-cash charges as compared with $7,047,000 and $2,815,000 for 1999 and 1998 respectively. Our Hyperion(TM) LTK System was approved by the FDA for marketing and sales in the United States in late June 2000. Consequently, we had no significant revenues to offset our expenses during the first two quarters of the current year. The third quarter was the first reporting period in which we had material revenues from the sales of our newly approved Hyperion(TM) LTK System and for which we were able to partially offset our operating expenses from the gross margin originating from these sales.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Investments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that SFAS 133 will not have a material effect on the financial position or results of operations of the Company. In July 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as of January 1, 2001. Management believes that SFAS 133 will not have a material effect on the financial position or results of operations of the Company.

FORWARD LOOKING STATEMENTS AND ADDITIONAL RISK FACTORS

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; any restrictions or revocations that the FDA may impose on our holmium laser corneal shaping product or process known as the Hyperion(TM) Laser Thermal Keratoplasty (the Hyperion(TM) LTK System) that received the FDA's pre-market approval; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     Our Hyperion(TM) LTK System is a new introduction to the United States and international markets. Although our expectations are that we should continue to see growth in our sales in the coming quarters, we face many other uncertainties. These uncertainties, in addition to general economic conditions in the United States, include:

     - degree of acceptance by the ophthalmic community of the Hyperion(TM) LTK System as a treatment alternative for hyperopia; and

     - how quickly can competitive companies develop and obtain FDA approval for novel treatment methods for hyperopia.

     There can be no assurance that we can achieve continued growth in our sales, quarter to quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments. The Company has no holdings of derivative or commodity instruments and does not transact business in foreign currencies except for payments of salaries and expenses to certain employees located in foreign countries.

     The fair value of the Company's cash and cash equivalents or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates on these investments are usually fixed. Debt from draw-downs on our bank revolving credit line incurs interest at the banks prime rate which rate changes from time to time.

     It is not possible to anticipate the level of interest rates going forward. Changes in interest rates have no impact on our debt as the 1998 Notes, 1999 Notes and 2000 Notes bear fixed interest rates of 12%, 5% and 7%, respectively. Our $10,000,000 revolving line of credit with Silicon Valley Bank, of which we had drawn down $3,000,000 as of December 31, 2000 and as of March 31, 2001 had drawn down $6,600,000, carries an interest rate based on the bank's prime rate, which is currently 8.5%. If the prime rate was to increase significantly and the Company was to draw down the entire revolving credit line, the interest costs of such financing would be substantially higher than our current interest costs.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents and debt instruments:

                                                     EXPECTED MATURITY DATE
                                                   (AS OF DECEMBER 31, 2000)
                                        ------------------------------------------------
                                         2001      2002     2003    TOTAL     FAIR VALUE
                                        ------    ------    ----    ------    ----------
                                                         (IN THOUSANDS)
ASSETS:
Cash and cash equivalents.............  $  975    $   --    $ --    $  975      $  975
Weighted average interest rate........       4%       --      --        --          --
LIABILITIES:
Fixed rate lease obligation...........  $  306    $  306    $255    $  867      $  674
Fixed rate long-term debt
  obligation..........................  $   --    $8,900    $ --    $8,900      $8,900
Variable rate short-term debt
  obligation..........................  $3,034    $   --    $ --    $3,034      $3,000
Weighted average interest rate........     9.5%        7%     10%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference to the financial statements and supplementary data included in Item 14 of Part III of this Form 10-K annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors for the Company is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the 2001 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Executive Compensation of Certain Beneficial Owner's and Management" in the 2001 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Relationships and Related Transactions" in the 2001 Annual Meeting Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

        Report of Independent Accountants

        Consolidated Balance Sheets -- December 31, 2000 and 1999

        Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES

        Schedule II -- Valuation and Qualifying Accounts

     3. EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2.1     Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
           corporation(1)
   3.1     Certificate of Incorporation, as amended(2)
   3.2     Bylaws(2)
   4.1     Form of Rights Agreement, dated as of October 24, 1997,
           between the Company and ChaseMellon Shareholder Services,
           L.L.C., as rights agent(3)
   4.2     Form of Warrant issued to Pennsylvania Merchant Group(4)
   4.3     Form of 12% Subordinated Pay-In-Kind Note Due 2001(5)
   4.4     Form of Registration Rights Agreement(5)
   4.5     Form of 5% Convertible Subordinated Pay-In-Kind Note due
           2001(6)
   4.6     Form of Warrant for the Purchase of Common Stock(6)
   4.7     Form of Registration Rights Agreement(6)
   4.8     Form of Amendment to Rights Agreement, dated as of May 3,
           1999, between the Company and ChaseMellon Shareholder
           Services, L.L.C., as rights agent(7)
   4.9     Form of 7% Convertible Debenture dated January 11, 2000(8)
   4.10    Form of A Warrant dated January 11, 2000(8)
   4.11    Form of B Warrant dated January 11, 2000(8)
   4.12    Registration Rights Agreement dated January 11, 2000 among the Company, The Tail Wind Fund, Ltd., LBI Group Inc., Jeddy
           Development Inc., Donald Sanders M.D., PhD., Donald Wanda
           Sanders IRA, CIBC Oppenheimer Corp., as Custodian, Meyer
           Temkin and Charles D. Kelman, M.D.(8)
   4.13    Form of Warrant dated January 11, 2000, issued to Dunwoody
           Brokerage Services, Inc.(9)
   4.14    Form of Warrant dated as of June 16, 2000 issued by Sunrise
           Technologies International, Inc. to Bruce J. Sand(10)
   4.15    Form of Warrant dated as of June 16, 2000 issued by Sunrise
           Technologies International, Inc. to Edward Vincent King,
           Jr.(10)
  10.1     Patent License Agreement between the Company and Patlex
           Corporation dated January 1, 1990(11)
  10.2     Agreement between the Company and the University of Miami,
           Department of Ophthalmology, dated October 28, 1991(12)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.3     Settlement Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
  10.4     License Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
  10.5     Settlement Agreement between the Company and American Dental
           Technologies, dated July 30, 1996(1)
 *10.6     Form of Indemnification Agreement between the Company and
           each of its officers and directors(9)
 *10.7     1988 Stock Option Plan, as amended(5)
 *10.8     Form of Indemnification Agreement by and between the Company and its executive officers(3)
  10.9     Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
           Subordinated Pay-In-Kind Notes Due 2001 and accompanying
           Warrants in January 1998(5)
 *10.10    Form of Amended and Restated Change of Control Agreement by
           and between the Company and its President and Chief
           Executive Officer(13)
 *10.11    Form of Amended and Restated Change of Control Agreement by
           and between the Company and its executive officers (other
           than the President and Chief Executive Officer)(13)
  10.12    Sublease between Avant! Corporation, as sub-sublandlord, the
           Company, as sub-subtenant, Cirrus Logic, Inc., as
           sublandlord, Avant! Corporation, as subtenant, Renco
           Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
           Avenue, Fremont, California(14)
  10.13    Form of Note and Warrant Purchase Agreement(6)
 *10.14    The 1997 Stock Option Plan(15)
 *10.15    The 1999 Long-Term Equity Compensation Plan(16)
  10.16    Purchase Agreement dated January 11, 2000 between the
           Company and the Tail Wind fund, Ltd., LBI Group, Inc., Jeddy
           Development, Inc., Donald Sanders M.D., PhD., Donald Sanders
           IRA, CIBC Oppenheimer Corp., as Custodian, Monica Sanders,
           Kendra Sanders, Wanda Sanders IRA, CIBC Oppenheimer Corp. as
           Custodian, Meyer Temkin and Charles D. Kelman, M.D.(8)
  10.17    Royalty Acceleration Agreement dated as of June 16, 2000
           between Sunrise Technologies International, Inc. and Bruce
           J. Sand(10)
  10.18    Amended and Restated Patent and Technology Assignment
           Agreement dated as of June 16, 2000 between Sunrise
           Technologies International, Inc. and Bruce J. Sand(10)
  10.19    Loan and Security Agreement dated June 29, 2000 between
           Silicon Valley Bank and Sunrise Technologies International,
           Inc.(10)
  10.20    Negative Pledge Agreement dated as of June 29, 2000 between
           Sunrise Technologies International, Inc. and Silicon Valley
           Bank(10)
  10.21    Third Party Pledge and Security Agreement dated June 29,
           2000 between Sunrise Technologies International, Inc. and
           Silicon Valley Bank(10)
  10.22    Agreement dated as of July 3, 2000 between David A. Brewer
           Trust and Sunrise Technologies International, Inc.(10)
 *10.23    2001 Employee Stock Purchase Plan(17)
 *10.24    2000 Long-Term Equity Compensation Plan(18)
 *10.25    2000 Non-Employee Stock Option Plan(18)
 *10.26    Supplemental Employee Stock Option Plan(18)
  10.27    Distribution Agreement dated December 28, 2000 between
           Sunrise Technologies International, Inc. and U.S. Medical,
           Inc.
  22.1     Power of Attorney (included on the signature pages to this
           Form 10-K annual Report)
  23.1     Consent of PricewaterhouseCoopers LLP, Independent
           Accountants

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

 (5) Incorporated by reference from the registrant's Current Report on Form 8-K January 26, 1998 (File No. 0-17816)

 (6) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 1, 1999 (File No. 1-10428)

 (7) Incorporated by reference from the registrant's Current Report on Form 8-K filed September 30, 1999 (File No. 0-17816)

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K filed January 14, 2000 (File No. 0-17816)

 (9) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-10428)

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the commission on July 17, 2000 (File No. 001-10428)

(11) Incorporated by reference from the registrant's Registration Statement on Form S-1, as amended (File No. 33-36768)

(12) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17816)

(13) Incorporated by reference from the registrant's Current Report on Form 8-K dated May 8, 1998 (File No. 0-17816)

(14) Incorporated by reference from the registrant's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

(15) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated March 2, 1999 (File No. 333-73211).

(16) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated November 24, 1999 (File No. 333-91669)

(17) Incorporated by reference from the Registrant's Registration Statement on Form S-8 dated December 29, 2000 (File No. 333-52924)

(18) Incorporated by reference from the Registrant's Registration Statement on Form S-8 dated December 29, 2000 (File No. 333-52922)

(b) REPORTS ON FORM 8-K

     Registrant did not file any reports on Form 8-K for the quarter ended December 31, 2000.

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Sunrise Technologies International, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Sunrise Technologies International, Inc. and its subsidiary ("the Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 14(a)(2) on page 25 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 19, 2001, except as to Note 13, which is as of February 21, 2001

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                 (in thousands except share and per share data)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $     975    $ 10,643
  Accounts receivable, net of allowance of $132 and $3 in
     2000 and 1999..........................................      3,268           3
  Inventories, net..........................................     11,981       1,973
  Prepaid and other expenses................................        405         786
                                                              ---------    --------
          Total current assets..............................     16,629      13,405
  Property and equipment, net...............................      2,528       1,280
  Intangibles, net..........................................      7,995          --
  Other non-current assets..................................      1,374         220
                                                              ---------    --------
          Total assets......................................  $  28,526    $ 14,905
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under a line of credit.........................  $   3,034    $     --
  Current portion of long-term debt.........................        112       5,000
  Current portion of capital lease obligations..............        195          28
  Accounts payable..........................................      3,162         416
  Accrued liabilities.......................................      1,564       2,045
  Deferred revenue..........................................      1,047          --
  Deposits..................................................      1,183         160
                                                              ---------    --------
          Total current liabilities.........................     10,297       7,649
Long term debt, net of current portion......................      7,175       5,064
Capital lease obligations, net of current portion...........        479          --
Deferred revenue, net of current portion....................      1,077          --
Other long-term liabilities.................................        136          91
                                                              ---------    --------
          Total liabilities.................................     19,164      12,804
                                                              ---------    --------
Commitments and Contingencies (Note 6)
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
     authorized, none issued or outstanding
  Common stock, $0.001 par value; 75,000,000 shares
     authorized, 50,867,848 and 46,321,157 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................         51          46
  Additional paid-in-capital................................    129,116      85,139
  Notes receivable for common stock.........................         --      (1,550)
  Deferred compensation.....................................       (730)       (506)
  Accumulated deficit.......................................   (119,075)    (81,028)
                                                              ---------    --------
          Total stockholders' equity........................      9,362       2,101
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $  28,526    $ 14,905
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues:
  Product..................................................   $ 11,300      $     --      $     --
  Procedure................................................      1,301            --            --
  Service and other........................................        800            26           594
                                                              --------      --------      --------
          Total revenues...................................     13,401            26           594
                                                              --------      --------      --------
Cost of revenues:
  Product..................................................      7,453            --            --
  Procedure................................................          1            --            --
  Service and other........................................      2,427         2,359         2,142
                                                              --------      --------      --------
Cost of revenues...........................................      9,881         2,359         2,142
                                                              --------      --------      --------
Gross profit (loss)........................................      3,520        (2,333)       (1,548)
                                                              --------      --------      --------
Operating costs and expenses:
  Engineering and development..............................      6,459         4,774         2,107
  Sales, marketing and regulatory..........................     15,036         7,182         3,824
  General and administrative...............................      8,995         6,919         6,787
                                                              --------      --------      --------
Total operating costs and expenses.........................     30,490        18,875        12,718
                                                              --------      --------      --------
Loss from operations.......................................    (26,970)      (21,208)      (14,266)
Interest income............................................        383           955           399
Interest expense...........................................    (11,263)       (5,890)       (3,950)
Other expense, net.........................................       (197)           (2)           (4)
                                                              --------      --------      --------
Net loss...................................................   $(38,047)     $(26,145)     $(17,821)
                                                              ========      ========      ========
Net loss per share, basic and diluted......................   $  (0.79)     $  (0.60)     $  (0.52)
                                                              ========      ========      ========
Shares used in calculation of basic and diluted net loss
  per share................................................     48,076        43,867        34,164
                                                              ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                    COMMON STOCK       ADDITIONAL                  NOTES RECEIVABLE                     TOTAL
                                 -------------------    PAID-IN       DEFERRED        FOR COMMON      ACCUMULATED   STOCKHOLDERS'
                                   SHARES     AMOUNT    CAPITAL     COMPENSATION        STOCK           DEFICIT        EQUITY
                                 ----------   ------   ----------   ------------   ----------------   -----------   -------------
Balance at December 31, 1997...  32,307,990    $32      $ 38,151      $  (272)         $    --         $ (37,062)     $    849
Issuance of common stock, net
  of offering costs, in
  connection with 1998 Equity
  Offering.....................   3,378,218      3        11,739           --               --                --        11,742
Issuance of warrants in
  connection with 1998 Notes...          --     --         4,283           --               --                --         4,283
Issuance of warrants and stock
  options......................          --     --         2,602           --               --                --         2,602
Amortization of deferred
  compensation.................                                           230                                              230
Conversion of 1997 and 1998
  Notes........................   1,074,043      1         1,221           --               --                --         1,222
Exercise of warrants...........     624,407      1           606           --               --                --           607
Exercise of options............     765,564      1         1,458           --               --                --         1,459
Issuance of shares in
  connection with employee
  stock purchase plan..........      10,498     --            27           --               --                --            27
Issuance of promissory notes in
  connection with 1998 Equity
  Offering.....................          --     --            --           --           (5,000)               --        (5,000)
Net loss.......................          --     --            --           --               --           (17,821)      (17,821)
                                 ----------    ---      --------      -------          -------         ---------      --------
Balance at December 31, 1998...  38,160,720     38        60,087          (42)          (5,000)          (54,883)          200
Issuance of warrants in
  connection with 1999 Notes...          --     --         3,308           --               --                --         3,308
Issuance of warrants and stock
  options......................          --     --         2,350         (702)              --                --         1,648
Amortization of deferred
  compensation.................                                           238                                              238
Conversion of 1997 and 1998
  Notes........................   4,087,763      4        10,597           --               --                --        10,601
Exercise of warrants...........   3,235,077      3         7,208           --             (550)               --         6,661
Exercise of options............     813,377      1         1,433           --               --                --         1,434
Issuance of shares in
  connection with employee
  stock purchase plan..........      24,220     --           156           --               --                --           156
Repayments of promissory
  notes........................          --     --            --           --            4,000                --         4,000
Net loss.......................          --     --            --           --               --           (26,145)      (26,145)
                                 ----------    ---      --------      -------          -------         ---------      --------
Balance at December 31, 1999...  46,321,157     46        85,139         (506)          (1,550)          (81,028)        2,101
Issuance of 2000 debentures
  with beneficial conversion
  feature......................                            8,028                                                         8,028
Issuance of warrants in
  connection with the 2000
  debentures...................          --     --         4,704           --               --                --         4,704
Issuance of warrants to
  guarantor....................                              716                                                           716
Issuance of warrants and stock
  options......................          --     --        14,623       (6,352)              --                --         8,271
Amortization of deferred
  compensation.................                                         6,128                                            6,128
Exercise of warrants...........   1,538,384      2         3,726           --               --                --         3,728
Exercise of options............     301,986     --           874           --               --                --           874
Issuance of shares upon
  conversion
  of debt......................   2,632,943      3        12,586           --               --                --        12,589
Reserve of promissory notes....                           (1,550)                        1,550
Issuance of shares in
  connection with employee
  stock purchase plan..........      73,378     --           270           --               --                --           270
Net loss.......................          --     --            --           --               --           (38,047)      (38,047)
                                 ----------    ---      --------      -------          -------         ---------      --------
Balance at December 31, 2000...  50,867,848    $51      $129,116      $  (730)         $    --         $(119,075)     $  9,362
                                 ==========    ===      ========      =======          =======         =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(38,047)   $(26,145)   $(17,821)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,077         429         182
  Amortization of deferred compensation.....................     6,128         238       3,477
  Amortization of debt issuance costs.......................       710          12         210
  Beneficial conversion feature.............................     8,028       2,425          --
  Warrant accretion associated with the 1998, 1999, and 2000
    Notes...................................................     1,443       2,723       2,605
  Issuance of common stock for services.....................        --          --         150
  Issuance of warrants and stock options to consultants for
    services rendered.......................................        --       1,648          --
  Issuance of warrants to guarantor.........................       127          --          --
  Write-off of interest on promissory notes.................       376          --          --
  Forgiveness of employee loans.............................        25          --          --
  Provision for obsolete inventory..........................        93          79          --
  Provision for doubtful accounts...........................       129          (8)         --
  Conversion of accrued interest to notes payable and common
    stock...................................................       682          46         557
Changes in assets and liabilities:
  Accounts receivable.......................................    (3,394)       (184)        177
  Inventories...............................................   (10,101)     (2,041)        116
  Other current assets......................................       (70)       (157)       (174)
  Other non-current assets..................................        (7)         (2)       (218)
  Accounts payable..........................................     2,746        (278)        410
  Accrued liabilities.......................................      (481)         53       1,151
  Deferred revenue..........................................     3,147          --          --
  Other liabilities.........................................        45         503         642
                                                              --------    --------    --------
Net cash used in operating activities.......................   (27,354)    (20,659)     (8,536)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................    (2,049)       (800)       (878)
                                                              --------    --------    --------
  Net cash used in investing activities.....................    (2,049)       (800)       (878)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease obligations........................       (28)        (38)        (47)
Proceeds from capital lease obligations.....................       666          --          --
Payments received on promissory notes.......................        --       4,000          --
Issuance of common stock, net of offering costs.............     4,872       8,251       8,042
Proceeds from issuance of debt obligations..................     3,500          --          --
Payments on debt obligations................................      (500)         --          --
Issuance of redeemable convertible notes....................    11,217      10,000       9,350
                                                              --------    --------    --------
  Net cash provided by financing activities.................    19,727      22,213      17,345
                                                              --------    --------    --------
Net increase (decrease) in cash and equivalents.............    (9,668)        754       7,931
Cash and cash equivalents at beginning of year..............    10,643       9,889       1,958
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $    975    $ 10,643    $  9,889
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest......................................  $    274    $    454    $    284
                                                              ========    ========    ========
Cash paid for income taxes..................................  $      9    $     10    $      5
                                                              ========    ========    ========
NONCASH FINANCING ACTIVITIES
Promissory notes issued in exchange for common stock........  $     --    $    550    $  5,000
                                                              ========    ========    ========
Reserve of promissory notes.................................  $  1,550    $     --    $     --
                                                              ========    ========    ========
Write-off of unamortized portion of warrants and offering
  costs.....................................................  $  1,417    $     --    $     --
                                                              ========    ========    ========
Issuance of warrants to guarantor...........................  $    589    $     --    $     --
                                                              ========    ========    ========
Warrants issued to acquire patents..........................  $  8,271    $     --    $     --
                                                              ========    ========    ========
Conversion of 1998, 1999, and 2000 notes and accrued
  interest into common stock................................  $ 13,358    $ 10,601    $  1,222
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. ORGANIZATION AND NATURE OF BUSINESS

     Sunrise Technologies International, Inc. (the "Company") develops, manufactures and markets laser systems and other products for applications in ophthalmology. The Company was organized as a California corporation in March 1987 and was reincorporated in Delaware in June 1993 as Sunrise Technologies International, Inc. The Company continues to do business under the name Sunrise Technologies, International Inc.

  Going Concern

     The Company has incurred significant losses for the last several years and at December 31, 2000 has an accumulated deficit of $119,075,000. The Company's future capital needs will require the Company to have profitable operations and/or obtain additional financing. The Company may continue to suffer significant net losses and negative cash flow from operations. In addition the Company's revolving credit line is due in June 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include increasing sales through increased direct sales and marketing efforts on existing products. Management also recognizes the need for infusion of cash during the year ended December 31 2001. In June 2000, the Company secured a $10,000,000 revolving line of credit from a commercial banking company guaranteed by certain Company assets and assets of one of the Company's investors. As of December 31, 2000, $3,000,000 of the revolving credit line has been drawn and as of March 31, 2001, $6,600,000 has been drawn down and $400,000 remained available for borrowing, as the other $3,000,000 will only be available if the guarantor pledges additional assets. The Company plans to reduce cash spending during the current fiscal year that would include a down sizing of the Company. These reduction efforts are being implemented and are expected to significantly reduce the current cash outflows. Clearly, as the Company moves forward into 2001, the best solution to improve working capital shortage is by increasing cash from the sale of Hyperion(TM) LTK System units.

     While the Company is aggressively pursuing these actions, as discussed above, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations, obtain additional funding sources or renegotiate its line of credit. The financial statements do not contain adjustments that might result from the outcome of this uncertainty.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions.

  Revenue Recognition

     The Company has adopted the provisions of Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and believes that its current and historical revenue recognition policy is in compliance with SAB
101. The Company has also applied Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10") retroactively to all periods presented. As a result, for all periods presented, amounts billed to customers relating to shipping and handling have been classified as revenue and all related costs are classified as cost of revenue.

     The Company recognizes product revenue after shipment of the product, upon customer confirmation of installation and acceptance, provided there are no significant contractual obligations remaining, signed agreements are in place, fees are fixed and determinable and the collection of receivables is deemed probable. Procedure revenue is recognized upon shipment of key cards that have been loaded with a specified number of

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

procedures. Service and other revenues are recognized either ratably over the period that the services are performed or as products are provided.

  Concentration of Credit Risk and Other Risks and Uncertainties

     The Company invests its excess cash in deposits with three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

     The Company markets its products to distributors and end users throughout the world. Sales to international distributors are generally made on open credit terms. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses and such losses have been within management's expectations. For the years ended December 31, 2000, 1999 and 1998, no customer accounted for more than 10% of revenue. As of December 31, 2000, no customer accounted for greater than 10% of accounts receivable and at December 31, 1999, 1 customer accounted for 75% of accounts receivable.

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

     The Company's international business is a contributor to the Company's net revenues and gross profits. Substantially all of the Company's international sales are denominated in the U.S. dollar and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive.

  Reliance on Certain Suppliers

     Certain components and services used by the Company to manufacture and develop its products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development to incorporate the products or services into the Company's products.

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

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with the Company's bank and money market funds with a maturity from the date of purchase of 90 days or less. As of December 31, 2000 and 1999, the Company did not hold any investments in debt or equity securities.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

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

  Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company regularly evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to undiscounted estimated cash flows to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forwards and deferred tax assets will not be realized.

  Computation of Net Loss Per Share

     Basic net loss per share ("EPS") is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted net loss per share calculation:

                                                    YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                                2000          1999          1998
                                             ----------    ----------    ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC AND DILUTED EPS:
Net loss...................................   $(38,047)     $(26,145)     $(17,821)
Average Common Shares Outstanding..........     48,076        43,867        34,164
Basic and diluted EPS......................   $  (0.79)     $  (0.60)     $  (0.52)
                                              ========      ========      ========

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

     Excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive was 11,304,599 common equivalent shares in 2000, 7,596,433 common equivalent shares in 1999 and 7,199,795 common equivalent shares in 1998.

  Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net loss and the related cost measured by the fair value method is presented in Note 8.

     The Company also adopted FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25" ("FIN 44").

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services" ("EITF 96-18") and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28").

  Research and Development

     Research and development expenditures are charged to operations as incurred. For the years ended December 31, 2000, 1999 and 1998, the expense was $6,459,000, $4,774,000 and $2,107,000, respectively.

  Advertising and Sales Promotion Costs

     Advertising and sales promotion costs are charged to operations as incurred. For the years ended December 31, 2000, 1999 and 1998, the expense was $8,087,000, $1,711,000 and $612,000, respectively.

  Segment Information

     The Company, which operates in a single industry segment, designs, manufactures, markets and services medical laser systems. The Company sells its products globally to customers in the field of ophthalmology. The following is a summary of the Company's geographic sales:

                                                       2000      1999    1998
                                                      -------    ----    ----
                                                          (IN THOUSANDS)
Domestic............................................  $ 1,243    $ 8     $ 11
Europe..............................................      558      4       10
Canada..............................................       --      9        3
South Africa........................................       --      5      504
Other...............................................       --     --       66
                                                      -------    ---     ----
          Total.....................................  $13,401    $26     $594
                                                      =======    ===     ====

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

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

  New Accounting Pronouncement

     In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July of 1999, the FASB issued Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as of January 1, 2001. the company does not expect the adoption of SFAS 133 to have a material effect on the financial position or results of operations of the Company.

 3. BALANCE SHEET COMPONENTS

     Inventory at December 31 consists of:

                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Raw materials.............................................  $ 7,019    $1,589
Work-in-process...........................................    1,510       344
Finished goods............................................    3,452        40
                                                            -------    ------
Inventory, net............................................  $11,981    $1,973
                                                            =======    ======

     Property and equipment at December 31 consists of:

                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Machinery and equipment...................................  $ 1,794    $  607
Computer equipment........................................    1,462       872
Furniture and fixtures....................................      380       238
Leasehold improvements....................................      529       485
                                                            -------    ------
                                                              4,165     2,202
Less accumulated depreciation and amortization............   (1,637)     (922)
                                                            -------    ------
Property and equipment, net...............................  $ 2,528    $1,280
                                                            =======    ======

     Included in computer equipment is equipment acquired under capital leases of $8,000 and no related accumulated amortization at December 31, 2000. Depreciation expense for years ended December 31, 2000, 1999 and 1998 was $801,000, $429,000 and $191,000, respectively.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

     Accrued liabilities consist of:

                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Accrued payroll and related expenses.......................  $  471    $1,008
Accrued professional fees..................................     417       427
Accrued regulatory and clinical expenses...................      70       462
Other accrued expenses.....................................     606       148
                                                             ------    ------
                                                             $1,564    $2,045
                                                             ======    ======

 4. PATENT

     On June 16, 2000, the Company entered into an Amended and Restated Patent and Technology Assignment Agreement whereby Dr. Bruce J. Sand, M.D., F.A.C.S. agreed to assign to the Company irrevocably and on an exclusive basis the Patent Rights and Related Technology of Dr. Sand's patent application for the prevention of regression of refractive keratoplasty. Included in the agreement is the purchase of all patents and future royalty obligations related to the previously licensed "Sand" patents, the result of which will be the avoidance of future cash outflows related to these royalty obligations. As part of this agreement, the Company issued to Dr. Sand a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share, exercisable at any time prior to June 16, 2005. Dr. Sand agreed that he would sell no more than 250,000 of such shares in any of the Company's fiscal quarters. In addition, for legal services rendered by Edward Vincent King, Jr., Dr. Sand's attorney, the Company issued a warrant to purchase 67,500 shares of common stock on the same terms as the warrant issued to Dr. Sand and Mr. King, Jr. agreed not to sell more than 22,500 shares in any of the Company's fiscal quarters. The $8,271,000 value of this patent was based on the fair value of the warrants issued, calculated using the Black Scholes Valuation Model and will be amortized over the life of the patent, estimated to be fifteen years. On June 21, 2000 Dr. Sand and Mr. King exercised all of their respective warrants to purchase shares of common stock.

 5. TAXES ON INCOME

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                          2000    1999    1998
                                                          ----    ----    ----
Statutory Rate..........................................  (34)%   (34)%   (34)%
NOL's not benefited which have been reserved............   34%     34%     34%
                                                          ---     ---     ---
                                                            0%      0%      0%
                                                          ===     ===     ===

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

     Temporary differences and carry-forwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................  $35,008    $23,212
     Research credits (expire 2005 - 2013)...............    1,999      1,332
  Other..................................................    1,778        700
                                                           -------    -------
          Total deferred tax asset.......................   38,785     25,244
Valuation allowance for deferred tax assets..............  (38,785)   (25,244)
                                                           -------    -------
Net deferred tax assets..................................  $    --    $    --
                                                           =======    =======

     As of December 31, 2000 and 1999, the Company had federal and state net operating loss carry-forwards of approximately $94,436,000 and $49,965,000 respectively. The Company's valuation allowance increased by $8,744,000 from 1998 to 1999 and increased by $13,541,000 from 1999 to 2000. The net operating loss and credit carry-forwards will expire at various dates through 2018 if not utilized. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets.

     The ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions would limit utilization of the carry-forwards should there be a substantial change in the Company's ownership. The annual limitation may result in the expiration of net operating losses and credits before utilization.

 6. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases certain of its facilities and equipment under non-cancelable operating and capital leases with various expiration dates through 2004. Rent expense was $966,000, $979,000 and $331,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following is a schedule by year of future minimum lease payments at December 31, 2000:

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
                                                               (IN THOUSANDS)
Year ending December 31,
2001......................................................   $  976        $3
2002......................................................      993         3
2003......................................................    1,033         2
2004......................................................      272        --
                                                             ------        --
          Total minimum payments required.................   $3,274        $8
                                                             ======        ==

Contingencies

     The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or the aggregate, will have a material effect on the Company's financial condition.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

 7. LONG-TERM DEBT

     The following table summarizes information about the notes payable balances as of December 31, as follows:

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
1998 12% convertible notes (including secondary notes)...  $   100    $   169
1999 5% convertible notes................................       --     10,000
2000 7% convertible notes................................    8,900         --
Line of credit...........................................    3,000         --
Unamortized discount relating to stock warrants..........   (1,725)      (612)
Accrued interest.........................................       46        507
                                                           -------    -------
                                                            10,321     10,064
Less: current portion of long-term debt..................   (3,146)    (5,000)
                                                           -------    -------
                                                           $ 7,175    $ 5,064
                                                           =======    =======

     In June 2000, the Company secured a $10,000,000 revolving line of credit from a commercial banking company guaranteed by certain Company assets and assets of one of the Company's investors. In connection with the secured credit line, The David A. Brewer Trust agreed to guaranty any advance under the line. As compensation for the guaranty, pursuant to a Master Warrant (the "Master Warrant"), which may be exercised in whole or in part at any time and from time to time, the Trust will receive (i) 25,000 shares of Common Stock of the Company whether or not the secured credit line is drawn upon, (ii) 0.000195 shares of Common Stock of the Company per $1.00 drawn from the line for each day such amount remains outstanding, (iii) 25,000 shares of Common Stock of the Company per $1,000,000 drawn by the Company up to $7,000,000 (on a prorated basis) and
(iv) 0.000289 shares Common Stock of the Company per $1.00 drawn down by the Company in excess of $7,000,000 for each day such amount remains outstanding. The determination of the warrants issuable under clause (iv) is subject to offset by the warrants to be issued under clause (iii). The exercise price of shares of the Company's Common Stock issuable upon exercise of the Master Warrant is $5.00 per share, and the Master Warrant is exercisable for five years from the date of issuance. As of December 31, 2000, the guarantor had earned 151,110 warrants to purchase common stock which the Company has valued, using the Black-Scholes model, at $716,000. Of the total value, $330,000 was charged to expense during 2000 and the remainder will be amortized over the remaining life of the line of credit. As of December 31, 2000, $3,000,000 of the revolving line of credit had been drawn down and $4,000,000 remained available. The additional $3,000,000 can only be drawn if the guarantor pledges additional assets.

     On January 11, 2000, the Company completed an $11,700,000 ($11,217,000 net of offering costs) private placement of convertible debentures with warrants. These debentures are convertible into the Company's common stock at a conversion price of $5.916 per share, at the option of the holder, and mature in June 2002. The debentures bear an interest rate of 7% per annum, payable in-kind or cash at the option of the Company, and are payable quarterly. The Company has accounted for a beneficial conversion feature embedded in the debentures in accordance with Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In determining the amount of beneficial conversion feature, the Company first allocated the gross proceeds from the sale of the 2000 Notes and the warrants based on their relative fair values at the January 11, 2000 issuance date, resulting in $8,028,000 of the proceeds assigned to the 2000 Notes and $3,672,000 assigned to the warrants. The warrants were valued at the issuance date using the Black Scholes option pricing model. Interest expense of $3,672,000 relating to the discount on the 2000 Notes associated with the warrants is being recognized as

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

interest expense over the period that the 2000 Notes are outstanding. As the value of the beneficial conversion feature exceeded the amount of the proceeds assigned to the 2000 Notes, the amount of the beneficial conversion feature is limited to the $8,028,000 allocated to the 2000 Notes.

     The beneficial conversion feature, amounting to $8,028,000, represents an additional interest yield on the debt that may be converted at any time at the option of the holders into common stock. Accordingly, the beneficial conversion feature has been recorded as an immediate charge to interest expense in January 2000. In addition, the debentures have certain contingent rights and preferences that, if perfected, could cause the Company to record an incremental beneficial conversion feature charge.

     There are two types of associated warrants issued in connection with the debentures. Type A warrants have five-year terms with an exercise price of $6.803 per share and were allocated a value of $1,953,000. Type B warrants have two-year terms with an exercise price of $6.803 per share and were allocated a value of $1,719,000. The type B warrants were called by the Company on June 28, 2000 when the provision was met of the Company's closing stock price closing equal to or higher than $7.823 for a continuous period of twenty trading days. Throughout 2000, approximately $2,800,000 of the January 2000 Convertible Debt financing was converted into 473,292 shares of common stock at a conversion price of $5.916 per share. Approximately 443,741 Type B warrants associated with the January 2000 Convertible Debt financing were exercised at an exercise price of $6.803 per share during 2000.

     In September 2000 approximately $50,000 of the 1998 Convertible Financing was converted into 16,667 shares of common stock at conversion prices of $3.00 per share.

     In September 2000 approximately $10,000,000 of the 1999 Convertible Financings was converted into 1,875,000 shares of common stock at conversion prices of $4.00 and $8.00 per share.

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. The 1999 Notes were converted into 1,250,000 shares of the Company's common stock at a conversion price of $4.00 per share and into 625,000 shares of common stock at a conversion price of $8.00 per share during 2000. Warrants were issued to the investor to purchase 148,950 shares of the Company's common stock at an exercise price of $0.01 per share with an expiration date of December 31, 2003. The Company recognized a deferred non-cash charge of approximately $883,000 for the aggregate fair market value of the warrants based on the Black-Scholes Model Valuation that is amortized over the life of the 1999 Notes.

 8. STOCKHOLDERS' EQUITY

  Common Stock

     In January 1998, the Company completed a private placement of convertible notes with warrants. The notes are convertible into 3,116,667 shares of common stock and the warrants are convertible into 1,870,000 shares of common stock with an exercise price of $3.00 and an expiration date of January 2003. These warrants were fair valued using the Black-Scholes valuation model and were amortized over the term of the notes. On July 15, 1998 and January 15,1999, accrued interest from the 1998 Notes was converted into Secondary Notes for 185,830 and 190,626 common shares, respectively. As of December 31, 2000 $10,367,000 of the notes and secondary notes were converted into 3,459,790 shares and certain warrants were converted into 1,340,000 shares of common stock. As of December 31, 2000 there remained 33,333 shares convertible from the notes.

     In January 1999, the Company completed a $10,000,000 private placement of convertible notes with warrants. In September 2000 all of the notes were converted into 1,250,000 shares of common stock at a conversion price of $4.00 per share and 625,000 shares of common stock at a conversion price of $8.00 per share.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

     On January 11, 2000, the Company completed an $11,700,000 ($11,217,000 net of offering costs) private placement of convertible debentures with warrants. Throughout 2000, approximately $2,800,000 of the January 2000 Convertible Debt financing was converted into 473,292 shares of common stock at a conversion price of $5.916 per share. Approximately 443,741 Type B warrants associated with the January 2000 Convertible Debt financing were exercised at an exercise price of $6.803 per share during 2000.

  Stock Option Plan

     In 2000, the Company adopted the 2000 Long-Term Stock Equity Compensation Plan (the "2000 Plan") under which employees, directors and consultants may be granted incentive and non-statutory options, stock appreciation rights, restrictive stock, performance units and performance shares. Each option issued under the Plan must be exercised within a period of 10 years from the date of grant and the exercise price of an option may not be less than the fair market value of the underlying shares of common stock on the date of grant. Options granted generally provide that 25% of the shares subject to the option become exercisable one year after the date of grant and 1/36th of the remaining shares subject to the option become exercisable each month thereafter. The exercise price of a free standing stock appreciation right must equal the fair market value of a share of common stock on the date of grant while the exercise price of a tandem stock appreciation right issued in connection with the stock option must equal the option price of the related option. The Compensation Committee may also award shares of restricted stock and performance units and performance shares upon such terms and conditions as it shall establish. The 2000 Plan expires in 2010.

     In 2000, the Company adopted the 2000 Non-Employee Director's Stock Option Plan (the "2000 Non-Employee Plan") under which new non-employee directors may be granted non-statutory stock options. Under the terms of the Plan each person who is elected or appointed for the first time to be a Non-Employee Director shall automatically, upon the date of such person's initial election or appointment to be a Non-Employee Director by the Board or the Company's stockholders, be granted an option to purchase 60,000 shares of common stock. Each option issued under the Plan must be exercised within a period of 10 years from the date of grant and the exercise price of an option may not be less than the fair market value of the underlying shares of common stock on the date of grant. In addition, the Plan grants an additional option to purchase 60,000 shares of the Company's common stock to each Non-Employee Director at each three year anniversary date of the initial grant that he or she is still a Non-Employee Director. The 2000 Non-Employee Plan is still subject to the approval of the shareholders.

     In 1999, the Company adopted the 1999 Long-Term Stock Equity Compensation Plan (the "1999 Plan") under which employees, directors and consultants may be granted incentive and non-statutory options, stock appreciation rights, restrictive stock, performance units and performance shares. Each option issued under the Plan must be exercised within a period of 10 years from the date of grant and the exercise price of an option may not be less than the fair market value of the underlying shares of common stock on the date of grant. Options granted generally provide that 1/48th of the shares subject to option become exercisable each month after the grant. The exercise price of a free standing stock appreciation right must equal the fair market value of a share of common stock on the date of grant while the exercise price of a tandem stock appreciation right issued in connection with the stock option must equal the option price of the related option. The Compensation Committee may also award shares of restricted stock and performance units and performance shares upon such terms and conditions as it shall establish. The 1999 Plan expires in 2009.

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

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

the fair market value at the date of grant. Non-statutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 1/48 of the shares subject to the option become exercisable each month after the grant. The 1997 Plan expires in 2007.

     In 1997, the Board adopted a Stockholder Rights Plan (the "Rights Plan") in which common stock purchase rights (each, a "Right") were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of the close of business on October 24, 1997. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's Common Stock. The Rights Plan expires on October 24, 2007.

     In 1988, the Company adopted the 1988 Stock Option Plan (the "1988" Plan) under which employees, directors, and consultants may be granted incentive or non-statutory stock options. Under the 1988 Plan, incentive stock options must be granted at an exercise price of not less than the fair market value of the common stock at the date of grant, except that options granted to shareholders owning greater than 10 percent of the total voting power of all classes of stock of the Company must have an exercise price of not less than 110 percent of the fair market value at the date of grant. Non-statutory options must be at least 85 percent of fair market value at the date of grant. Options granted generally provide that 25% of the shares subject to the option become exercisable one year after the date of grant and 1/36th of the remaining shares subject to the option become exercisable each month thereafter. The 1988 Plan expired in November 1998.

     A summary of the Company's option activity as of December 31, 2000, 1999 and 1998 and changes during the year ending on those dates are as follows:

                                                                    OUTSTANDING OPTIONS
                                              ----------------------------------------------------------------
                                                 SHARES
                                              AVAILABLE FOR                                   WEIGHTED AVERAGE
                                                  GRANT         SHARES       SHARE PRICE       EXERCISE PRICE
                                              -------------    ---------    --------------    ----------------
BALANCE, 1/1/1998...........................    1,201,008      4,360,455    $1.00 - $ 4.44         $ 2.16
Reserved....................................           --
Granted.....................................  (1,080,500)      1,080,500    $3.00 - $ 9.34         $ 7.47
Cancelled...................................       13,987        (13,987)   $1.00 - $ 4.44         $ 3.47
Expired.....................................     (68,332)
Exercised...................................           --       (769,002)   $0.75 - $ 4.38         $ 1.37
                                               ----------      ---------    --------------         ------
BALANCE, 12/31/1998.........................       66,163      4,657,966    $1.00 - $ 9.34         $ 3.50
Reserved....................................    2,100,000
Granted.....................................  (2,468,977)      2,468,977    $3.80 - $13.00         $10.34
Cancelled...................................      423,458       (423,458)   $1.44 - $12.62         $ 4.70
Exercised...................................           --       (813,377)   $1.00 - $ 9.16         $ 1.76
                                               ----------      ---------    --------------         ------
BALANCE, 12/31/1999.........................      120,644      5,890,108    $1.03 - $13.00         $ 6.52
Reserved....................................    2,100,000(1)
Granted.....................................  (1,937,409)      1,937,409    $1.78 - $11.50         $ 6.73
Cancelled...................................      482,184       (482,184)   $1.06 - $13.00         $ 7.79
Exercised...................................           --       (301,986)   $1.03 - $ 5.94         $ 2.94
                                               ----------      ---------    --------------         ------
BALANCE, 12/31/2000.........................      765,419      7,043,347    $1.03 - $13.00         $ 6.52
                                               ==========      =========

------------------------

(1) Does not include 180,000 shares of non-employee director options that have not been granted at December 31, 2000.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

     As of December 31, 2000, 1999 and 1998, options to purchase 3,355,234, 2,126,110 and 1,872,292 shares, respectively, were vested and of those, 3,227,841, 1,109,968 and 1,285,636 shares, respectively, were immediately exercisable. The weighted average per share fair market value of those options granted in 2000, 1999 and 1998 was $5.14, $2.08 and $2.54, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               -------------------------------------   -------------------------------------------
                                               WEIGHTED                                WEIGHTED
                                               AVERAGE      WEIGHTED                   AVERAGE
                                              REMAINING     AVERAGE                   REMAINING        WEIGHTED
                                 NUMBER      CONTRACTUAL    EXERCISE     NUMBER      CONTRACTUAL       AVERAGE
                               OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE   LIFE (YEARS)   EXERCISE PRICE
                               -----------   ------------   --------   -----------   ------------   --------------
$ 1.00 - $ 2.00..............   1,404,389         7.6        $ 1.27     1,241,702         7.4           $ 1.17
$ 2.01 - $ 4.00..............     941,630         4.8        $ 3.92       739,971         4.8           $ 3.92
$ 4.01 - $ 6.00..............     391,188         9.7        $ 4.99       104,225         9.5           $ 4.89
$ 6.01 - $ 8.00..............   1,992,600         8.0        $ 7.31       454,935         6.4           $ 7.58
$ 8.01 - $10.00..............     688,740         9.0        $ 8.62       206,588         7.9           $ 8.66
$10.01 - $12.00..............   1,036,000        10.7        $11.70       248,041        10.8           $11.76
$12.01 - $13.00..............     588,800         9.7        $12.92       232,379         9.7           $12.93
                                ---------        ----        ------     ---------        ----           ------
          TOTAL..............   7,043,347         8.3        $ 6.52     3,227,841         7.2           $ 5.14
                                =========                    ======     =========                       ======

     The fair value of each option grant is estimated at the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998:

                                               2000         1999         1998
                                             ---------    ---------    ---------
Risk-free interest rate....................       5.75%        5.50%        5.03%
Expected life..............................  2.7 years    2.0 years    2.5 years
Volatility.................................      123.3%       173.1%         101%
Dividend yield.............................         --           --           --

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 2000,1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2000, 1999, and 1998 would have been increased as follows:

                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported....................................   $(38,047)     $(26,145)     $(17,821)
Net loss -- pro forma......................................    (50,708)      (35,122)      (20,625)
Net loss per share -- as reported..........................      (0.79)        (0.60)        (0.52)
Net loss per share -- pro forma............................      (1.05)        (0.80)        (0.60)

  Supplemental Employee Stock Plan

     In December 2000, the Company adopted the Supplemental Employee Stock Plan ( the "2000 Supplemental Plan") under which 160,000 shares have been reserved for issuance. Under the Plan eligible employees may be granted stock grants in connection with performance, restricted stock awards, and severance awards. According to the Plan an eligible employee is any person who is employed by the Company who is not an officer at the time of the grant. Grants are subject to the terms and conditions established by the

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

Awards Committee made up of the President and Chief executive Officer and the Chief Operating Officer of the Company. The Plan will become effective on January 1, 2001.

  Employee Stock Purchase Plan

     In December, 2000 the Company adopted the 2001 Employee Stock Purchase Plan under which 300,000 shares have been reserved for issuance. Eligible employees may purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the last trading date before the offering date or the fair market value of the Company's common stock on the last trading day that immediately precedes the purchase date. Annual purchases are limited to 15 percent of each employee's salary up to $12,500 or 3,500 shares per employee. The 2001 Employee Stock Purchase Plan is still subject to the approval of the shareholders.

     In June 1992, the Company adopted the 1992 Employee Stock Purchase Plan under which 200,000 shares have been reserved for issuance. Eligible employees may purchase common stock at 85 percent of the lower of the closing price of the stock on the offering date or the exercise date determined by the Board of Directors. Annual purchases are limited to 10 percent of each employee's compensation or 4,000 shares per employee. There were 73,378, 24,220 and 10,498 shares issued under the plan as of December 31, 2000, 1999 and 1998, respectively.

     Fair market value for the purchase rights issued under the Purchase Plan is determined under the Black-Scholes Valuation Model using the following assumptions for 2000, 1999 and 1998:

                                              2000        1999        1998
                                            --------    --------    --------
Risk-free Interest Rates..................      5.75%       5.50%       5.03%
Expected Life.............................  6 months    6 months    6 months
Volatility................................       123%        184%        101%
Dividend Yield............................        --          --          --

     The weighted average per share fair market value of those purchase rights granted in 2000, 1999 and 1998 was $4.49 $6.46 and $1.07, respectively.

 9. EMPLOYEE BENEFIT PLAN

     During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. Contributions by the Company amounted to approximately $59,000, $25,000 and $16,000 in 2000, 1999 and 1998 respectively.

10. DISTRIBUTION AND STOCK PURCHASE AGREEMENTS

     On December 28, 2000, the Company signed a Distribution and Stock Purchase Agreement with U.S. Medical, Inc. Under the terms of the Distribution Agreement the Company appointed U.S. Medical as its exclusive distributor of its products in the Territory as defined within the Agreement. U.S. Medical committed to purchase thirty-five units within the 2001 calendar year. At December 31, 2000, sixteen units had been shipped to U.S. Medical. The Company has deferred the revenue until installation. Under the terms of the Stock Purchase Agreement, the Company committed to purchase 480,000 shares of common stock of U.S. Medical at a price of $5.00 per share which equates to 4% of the outstanding common shares. On January 31, 2001, the Company completed the transfer of funds to U.S. Medical and received a stock certificate for the amount of shares purchased.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                               DECEMBER 31, 2000

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     QUARTER
                                                    ------------------------------------------
                                                     FIRST       SECOND      THIRD     FOURTH
                                                    --------    --------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended December 31, 2000:
  Revenues........................................  $     18    $    424    $ 9,991    $ 2,968
  Gross profit (loss).............................  $   (701)   $   (990)   $ 5,104    $   107
  Net loss........................................  $(16,033)   $(11,861)   $(4,134)   $(6,019)
  Net loss per share..............................  $   0.35    $   0.25    $  0.09    $  0.12
Year ended December 31, 1999:
  Revenues........................................  $     13    $      3    $     6    $     4
  Gross profit (loss).............................  $   (371)   $   (539)   $  (610)   $  (813)
  Net loss........................................  $ (8,468)   $ (5,833)   $(5,784)   $(6,060)
  Net loss per share..............................  $   0.21    $   0.14    $  0.13    $  0.12

12. RELATED PARTY TRANSACTIONS

     In December 1998, the Company completed a private placement of $11,800,000 of the Company's common stock priced at $3.50 per share. Portions of the gross proceeds were evidenced by promissory notes bearing interest at a rate of 9% per annum due on March 15, 1999. One stockholder with beneficial ownership of more than 5% of the Company's common stock as of March 22, 1999 purchased $2,000,000 of the shares through the issuance of a promissory note, which note was repaid as of March 22, 1999. In April 1998, the Company loaned $60,000 to an employee. This loan bears interest at 7% per annum and was due on March 31, 1999 but has had its maturity renewed at each anniversary date in subsequent years and still remains outstanding. In March 2000, the Company loaned $100,000 to an employee. This loan bears interest at an annual rate equal to 6.45% and matures on March 22, 2003 but will be forgiven if the employee is employed by the Company up to the maturity date. In October 2000, the Company loaned an employee $100,000 pursuant to an employment offer letter dated May 1999.

13. SUBSEQUENT EVENTS

     On January 3, 2001, the Company completed a "reduction in force" (RIF) of 21 employees. Each employee received a severance payment as follows: hourly employees -- 2 weeks plus 2 weeks for every year worked, salary employees -- four weeks plus 2 weeks for ever year worked, managers -- 12 weeks plus 2 weeks for every year worked, and directors -- 20 weeks plus 2 weeks for every year worked. In full payment of the severance awards the Company granted 107,273 options out of the Stock Bonus Plan in lieu of cash. The total cost of the RIF was $183,000 that will be charged to expense in the first quarter of 2001.

     On February 21, 2001 the Company signed a settlement agreement with Lares Research on the payment of the outstanding debt. The Settlement Agreement provides that Lares will pay the Company $700,000 by March 31, 2001, in full redemption of an outstanding note obligation owing to the Company in principal amount of $1,500,000. As of March 31, 2001, $600,000 had been received. This note has been in default and had been fully reserved.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                                CHARGED
                                                  BALANCE AT   TO COSTS                         BALANCE AT
                                                  BEGINNING       AND                             END OF
                                                  OF PERIOD    EXPENSES    DEDUCTIONS   OTHER     PERIOD
                                                  ----------   ---------   ----------   -----   ----------
                                                                   (IN THOUSANDS)
Year ended December 31, 1998
  Allowance for uncollectible accounts..........     $ 84        $ --        $ (73)      $--       $ 11
  Allowance for inventory.......................     $647        $ --        $(461)      $--       $186
Year ended December 31, 1999
  Allowance for uncollectible accounts..........     $ 11        $ --        $  (8)      $--       $  3
  Allowance for inventory.......................     $186        $ 79        $  --       $--       $265
Year ended December 31, 2000
  Allowance for uncollectible accounts..........     $  3        $129        $  --       $--       $134
  Allowance for inventory.......................     $265        $414        $(321)      $--       $358

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California on the 6 day of April 2001.

                                          Sunrise Technologies International,
                                          Inc.

                                          By:  /s/ C. RUSSELL TRENARY III
                                            ------------------------------------
                                            C. Russell Trenary, III
                                            Chairman of the Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                        NAME                                       POSITION                     DATE
                        ----                                       --------                     ----
/s/ C. RUSSELL TRENARY III                             Chairman of the Board, President,  April 6, 2001
-----------------------------------------------------  Chief Executive Officer and
C. Russell Trenary, III                                Director
                                                       (principal executive officer)

/s/ PETER E. JANSEN                                    Chief Financial Officer            April 6, 2001
-----------------------------------------------------  (principal financial officer and
Peter E. Jansen                                        principal accounting officer)

/s/ JOHN HENDRICK                                      Chief Operating Officer and        April 6, 2001
-----------------------------------------------------  Director
John N. Hendrick

/s/ R. DALE BOWERMAN                                   Director                           April 6, 2001
-----------------------------------------------------
R. Dale Bowerman

/s/ MICHAEL S. MCFARLAND MD                            Director                           April 6, 2001
-----------------------------------------------------
Michael S. McFarland, M.D.

/s/ ALAN MAGAZINE                                      Director                           April 6, 2001
-----------------------------------------------------
Alan H. Magazine

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2.1     Asset Purchase Agreement dated as of March 26, 1997, by and between the Company and Lares Research, a California
           corporation(1)
   3.1     Certificate of Incorporation, as amended(2)
   3.2     Bylaws(2)
   4.1     Form of Rights Agreement, dated as of October 24, 1997,
           between the Company and ChaseMellon Shareholder Services,
           L.L.C., as rights agent(3)
   4.2     Form of Warrant issued to Pennsylvania Merchant Group(4)
   4.3     Form of 12% Subordinated Pay-In-Kind Note Due 2001(5)
   4.4     Form of Registration Rights Agreement(5)
   4.5     Form of 5% Convertible Subordinated Pay-In-Kind Note due
           2001(6)
   4.6     Form of Warrant for the Purchase of Common Stock(6)
   4.7     Form of Registration Rights Agreement(6)
   4.8     Form of Amendment to Rights Agreement, dated as of May 3,
           1999, between the Company and ChaseMellon Shareholder
           Services, L.L.C., as rights agent(7)
   4.9     Form of 7% Convertible Debenture dated January 11, 2000(8)
   4.10    Form of A Warrant dated January 11, 2000(8)
   4.11    Form of B Warrant dated January 11, 2000(8)
   4.12    Registration Rights Agreement dated January 11, 2000 among the Company, The Tail Wind Fund, Ltd., LBI Group Inc., Jeddy
           Development Inc., Donald Sanders M.D., PhD., Donald Wanda
           Sanders IRA, CIBC Oppenheimer Corp., as Custodian, Meyer
           Temkin and Charles D. Kelman, M.D.(8)
   4.13    Form of Warrant dated January 11, 2000, issued to Dunwoody
           Brokerage Services, Inc.(9)
   4.14    Form of Warrant dated as of June 16, 2000 issued by Sunrise
           Technologies International, Inc. to Bruce J. Sand(10)
   4.15    Form of Warrant dated as of June 16, 2000 issued by Sunrise
           Technologies International, Inc. to Edward Vincent King,
           Jr.(10)
  10.1     Patent License Agreement between the Company and Patlex
           Corporation dated January 1, 1990(11)
  10.2     Agreement between the Company and the University of Miami,
           Department of Ophthalmology, dated October 28, 1991(12)
  10.3     Settlement Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
  10.4     License Agreement between the Company and American Dental
           Laser, Inc., dated February 4, 1993 (confidential treatment has previously been granted for portions of this exhibit)(4)
  10.5     Settlement Agreement between the Company and American Dental
           Technologies, dated July 30, 1996(1)
 *10.6     Form of Indemnification Agreement between the Company and
           each of its officers and directors(9)
 *10.7     1988 Stock Option Plan, as amended(5)
 *10.8     Form of Indemnification Agreement by and between the Company and its executive officers(3)
  10.9     Form of U.S. Note and Warrant Purchase Agreement related to the Regulation D private placement of 12% Convertible
           Subordinated Pay-In-Kind Notes Due 2001 and accompanying
           Warrants in January 1998(5)
 *10.10    Form of Amended and Restated Change of Control Agreement by
           and between the Company and its President and Chief
           Executive Officer(13)
 *10.11    Form of Amended and Restated Change of Control Agreement by
           and between the Company and its executive officers (other
           than the President and Chief Executive Officer)(13)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.12    Sublease between Avant! Corporation, as sub-sublandlord, the
           Company, as sub-subtenant, Cirrus Logic, Inc., as
           sublandlord, Avant! Corporation, as subtenant, Renco
           Investment Company, as landlord, and Cirrus Logic, Inc., as tenant for the lease of facilities at 3400 West Warren
           Avenue, Fremont, California(14)
  10.13    Form of Note and Warrant Purchase Agreement(6)
 *10.14    The 1997 Stock Option Plan(15)
 *10.15    The 1999 Long-Term Equity Compensation Plan(16)
  10.16    Purchase Agreement dated January 11, 2000 between the
           Company and the Tail Wind fund, Ltd., LBI Group, Inc., Jeddy
           Development, Inc., Donald Sanders M.D., PhD., Donald Sanders
           IRA, CIBC Oppenheimer Corp., as Custodian, Monica Sanders,
           Kendra Sanders, Wanda Sanders IRA, CIBC Oppenheimer Corp. as
           Custodian, Meyer Temkin and Charles D. Kelman, M.D.(8)
  10.17    Royalty Acceleration Agreement dated as of June 16, 2000
           between Sunrise Technologies International, Inc. and Bruce
           J. Sand(10)
  10.18    Amended and Restated Patent and Technology Assignment
           Agreement dated as of June 16, 2000 between Sunrise
           Technologies International, Inc. and Bruce J. Sand(10)
  10.19    Loan and Security Agreement dated June 29, 2000 between
           Silicon Valley Bank and Sunrise Technologies International,
           Inc.(10)
  10.20    Negative Pledge Agreement dated as of June 29, 2000 between
           Sunrise Technologies International, Inc. and Silicon Valley
           Bank(10)
  10.21    Third Party Pledge and Security Agreement dated June 29,
           2000 between Sunrise Technologies International, Inc. and
           Silicon Valley Bank(10)
  10.22    Agreement dated as of July 3, 2000 between David A. Brewer
           Trust and Sunrise Technologies International, Inc.(10)
 *10.23    2001 Employee Stock Purchase Plan(17)
 *10.24    2000 Long-Term Equity Compensation Plan(18)
 *10.25    2000 Non-Employee Stock Option Plan(18)
 *10.26    Supplemental Employee Stock Option Plan(18)
  10.27    Distribution Agreement dated December 28, 2000 between
           Sunrise Technologies International, Inc. and U.S. Medical,
           Inc.
  22.1     Power of Attorney (included on the signature pages to this
           Form 10-K annual Report)
  23.1     Consent of PricewaterhouseCoopers LLP, Independent
           Accountants

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

 (5) Incorporated by reference from the registrant's Current Report on Form 8-K January 26, 1998 (File No. 0-17816)

 (6) Incorporated by reference from the registrant's Current Report on Form 8-K dated January 1, 1999 (File No. 1-10428)

 (7) Incorporated by reference from the registrant's Current Report on Form 8-K filed September 30, 1999 (File No. 0-17816)

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K filed January 14, 2000 (File No. 0-17816)

 (9) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-10428)

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the commission on July 17, 2000 (File No. 001-10428)

(11) Incorporated by reference from the registrant's Registration Statement on Form S-1, as amended (File No. 33-36768)

(12) Incorporated by reference from the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17816)

(13) Incorporated by reference from the registrant's Current Report on Form 8-K dated May 8, 1998 (File No. 0-17816)

(14) Incorporated by reference from the registrant's Registration Statement on Form S-2 dated September 29, 1998 (File No. 333-64975)

(15) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated March 2, 1999 (File No. 333-73211).

(16) Incorporated by reference from the registrant's Registration Statement on Form S-8 dated November 24, 1999 (File No. 333-91669)

(17) Incorporated by reference from the Registrant's Registration Statement on Form S-8 dated December 29, 2000 (File No. 333-52924)

(18) Incorporated by reference from the Registrant's Registration Statement on Form S-8 dated December 29, 2000 (File No. 333-52922)