Form 10-K/A
period 2000-12-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2001-04-30
CIK 846771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE.

EXPLANATORY NOTE: This Form 10-K/A (Amendment No. 1) is being filed in order to include information required by Items 10-13 originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item I of the Company's Form 10-K previously filed.

INFORMATION REGARDING DIRECTORS OF THE COMPANY

     The Company's Certificate of Incorporation (the "Certificate") and Bylaws provide that the Board shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy shall serve for the remainder of the term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified. The Board presently has five members.

     The following table provides information regarding the directors of the
Company:

                                                      DIRECTOR          PRINCIPAL OCCUPATION         TERM
NAME                                        AGE    CLASSIFICATION         OR POSITION HELD          EXPIRES
----                                        ---    --------------       --------------------        -------
R. Dale Bowerman..........................  61     Class I           Retired, former President       2003
                                                                     of SHA, LLC, an HMO doing
                                                                     business as Firstcare
John Hendrick.............................  49     Class I           Chief Operating Officer of      2003
                                                                     the Company
Alan H. Magazine..........................  57     Class II          Consultant                      2001
Michael S. McFarland, M.D. ...............  50     Class II          Ophthalmologist                 2001
C. Russell Trenary, III...................  43     Class III         Chairman of the Board,          2002
                                                                     President and Chief
                                                                     Executive of the Company

     R. Dale Bowerman was appointed to the Board of Directors of the Company in November 1997. From 1994 until his retirement in 1997, Mr. Bowerman had been employed by SHA, LLC d/b/a Firstcare, a Texas health maintenance organization, most recently as President and Chief Executive Officer. From 1973 to 1994, Mr. Bowerman was Vice President, Finance and Chief Financial Officer at High Plains Baptist Health Systems. Mr. Bowerman is also a director of Carrington Laboratories, Inc., a pharmaceutical research company.

     John N. Hendrick was elected as a member of the Board of Directors in June 2000. Mr. Hendrick has served as Chief Operating Officer of the Company since March 2000. From 1994 until 2000, he served as Chief Operating Officer of VidaMed, Inc., a urological company developing treatments for benign prostate hyperplasia. From 1990 until 1994, Mr. Hendrick served as Vice President of Operations for Allergan Medical Optics, a division of Allergan, Inc., which manufactures vision care products, where he was responsible for ophthalmic product and process development, worldwide manufacturing and quality assurance.

     Alan H. Magazine was appointed to the Board of Directors in February 2000. Mr. Magazine is a consultant on management and governmental issues. From 1990 to 1999 Mr. Magazine served as President of the Health Industry Manufacturers Association, a health industry trade association. Prior thereto, Mr. Magazine served as President of the Council on Competitiveness. Mr. Magazine is also a director of PLC Systems, Inc., which makes a carbon dioxide laser system for use in the treatment of coronary artery disease.

     Dr. Michael S. McFarland was appointed to the Board of Directors of the Company in October 1997. From 1980, Dr. McFarland has been a practicing ophthalmologist in Arkansas. Dr. McFarland was the recipient of the Innovators Award of the Irish American Ophthalmological Association in 1992 for his development of sutureless cataract surgery.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, officers, directors and beneficial owners of 10% of the Company's Common Stock outstanding (collectively, "insiders") are required to file reports with the Commission to report beneficial ownership of, and transactions in, securities of Sunrise. Sunrise believes that all such reports required to be filed by insiders during 2000 were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                                     ------------
                                             ANNUAL COMPENSATION      SECURITIES
                                             --------------------     UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY     BONUS(1)     OPTIONS(2)     COMPENSATION(3)
---------------------------          ----    --------    --------    ------------    ---------------
C. Russell Trenary, III............  2000    355,984     200,000             0            7,418
  President and Chief                1999    323,380     150,000       700,000           13,590
  Executive Officer                  1998    233,428     125,000       386,000            1,500
Peter E. Jansen(4).................  2000    212,000      50,000         1,451            2,927
  Vice President, Finance            1999    118,512      25,000       425,000              832
  And Chief Financial Officer        1998         --          --            --               --
Jeannie G. Cecka...................  2000    170,000      65,000           523            2,248
  Vice President, Clinical           1999    153,392      60,000       125,000            2,148
  And Regulatory Affairs             1998    131,778      46,200       116,000              988
Richard T. VanRyne.................  2000    170,000      55,000             0            2,416
  Vice President, Domestic           1999    153,224      55,000       527,000            2,331
  Sales and Marketing                1998    125,795          --        30,000            1,500
John N. Hendrick(5)................  2000    187,587           0       525,798            2,900
  Vice President and                 1999         --          --            --               --
  Chief Operating Officer            1998         --          --            --               --

---------------
(1) Reflects bonus payments made in 2000 in respect of 1999 performance. None of the Named Executive Officers received a bonus for the year 2000.

(2) Securities are shares of the Company's Common Stock underlying options granted under Sunrise's stock option plans, and warrants issued in 1999. Sunrise has not issued any restricted stock or stock appreciation rights and has no other long-term incentive plans. The vesting of the Options accelerates upon a change of control. See "Summary of Amended and Restated Change of Control Agreements" below.

(3) Includes Sunrise matching contributions on amounts deferred at the election of each officer set forth in the Summary Compensation Table (the "Named Executive Officers") under Sunrise's 401(k) plan, athletic club dues, and with respect to Mr. Trenary, a car allowance.

(4) Mr. Jansen resigned from the Company in April 2001.

(5) Mr. Hendrick commenced employment with the Company in March 2000.

EMPLOYEE STOCK OPTIONS

     Sunrise grants Options to purchase the Company's Common Stock to its employees, including the executive officers, under the 1988 Stock Option Plan, as amended (the "1988 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), the 1999 Long-Term Equity Compensation Plan (the "1999 Plan") and the 2000 Long-Term Equity Compensation Plan (the "2000 Plan"). As of December 31, 2000, Options to purchase an aggregate of 7,062,752 shares of the Company's Common Stock were outstanding under these plans.

     The following tables set forth certain information regarding Options granted to the Named Executive Officers in 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                            POTENTIAL
                                                                                                           REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                                       INDIVIDUAL GRANTS                                 ANNUAL RATES OF
                           --------------------------------------------------------------------------      STOCK PRICE
                                                   % OF TOTAL OPTIONS                                     APPRECIATION
                                 NUMBER OF             GRANTED TO                                        FOR OPTION TERM
                           SECURITIES UNDERLYING      EMPLOYEES IN      EXERCISE OR BASE   EXPIRATION   -----------------
NAME                       OPTIONS GRANTED(#)(1)      FISCAL YEAR         PRICE($/SH)         DATE       5%($)    10%($)
----                       ---------------------   ------------------   ----------------   ----------   -------   -------
C. Russell Trenary,
  III....................              --                   --               --                   --        --        --
Peter E. Jansen..........           1,451                  .07%              $1.78           2/29/10    $1,627    $4,228
Jeannie G. Cecka.........             523                  .03%               1.78          12/29/10       587     1,485
Richard T. VanRyne.......              --                   --               --                   --        --        --
John N. Hendrick.........         500,000                 27.1%               7.563          3/15/10         0         0
                                   25,000                                     6.00          10/26/10         0         0
                                      798                                     1.78          12/29/10       895     2,266

---------------
(1) Options generally become exercisable, subject to a deferral of exercisability in certain circumstances in the case of incentive stock options to preserve their qualification as incentive stock options, at a rate of 25% of the underlying shares of the Company's Common Stock on the first anniversary following the grant date and 1/36th of the remaining underlying shares vesting each month thereafter.

(2) The 5% and 10% assumed annual rates of appreciation applied to the fair market value of the Company's Common Stock over the term of the option are prescribed by the rules of the Commission and do not represent the Company's estimate or projection of the future price of the common stock.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(1)

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                 OPTIONS AT FY-END(#)              AT FY-END($)(2)
                                             ----------------------------    ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------    -----------    -------------
C. Russell Trenary, III....................   1,660,634        581,066        $488,519         $8,854
Peter E. Jansen............................     192,707        232,293               0              0
Jeannie G. Cecka...........................     497,799        136,424          81,799          1,107
Richard T. VanRyne.........................     389,625        227,375          17,119          1,556
John N. Hendrick...........................     200,000        325,000               0              0

---------------
(1) Options are deemed to be "in-the-money" if the fair market value of the underlying common stock exceeds the exercise price of the option.

(2) Amounts equal the closing price of the Company's Common Stock on December 31, 2000 ($1.78 per share) less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

SUMMARY OF STOCKHOLDER RIGHTS PLAN

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

SUMMARY OF AMENDED AND RESTATED CHANGE OF CONTROL AGREEMENTS

     The Board adopted separate amended and restated change of control agreements (collectively, the "Change of Control Agreements") with the Named Executive Officers. The Change of Control Agreements were designed to attract and retain valued executives of Sunrise and to ensure that the performance of these executives is not undermined by the possibility, threat or occurrence of a change of control. The Change of Control Agreements provide these executives with separation pay and benefits following a "change of control" in Sunrise and:
(i) the executive's subsequent termination of employment by Sunrise (unless such termination is for "cause"), or such termination results from the executive's death, disability or retirement; or (ii) the executive resigns for "good reason." An eligible termination must occur within two years of the change of control or the agreement entered into with the executive is void. Each Change of Control Agreement will continue until May 8, 2001 and automatically renew for three-year periods from that date unless the executive receives written notice of termination of the Change of Control Agreement at least 120 days prior to the renewal date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee of the Board was, during the last fiscal year, an officer or employee of the Company, and there were no interlocking arrangements requiring disclosure in which, for example, an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company.

DIRECTORS COMPENSATION

     Each director of Sunrise who is not an employee of the Company (a "non-employee director") receives a fee of $300 for each Board meeting attended. Non-employee directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with the Company's policy.

     Each non-employee director of Sunrise, when first elected or appointed as a director of Sunrise, is automatically granted a non-qualified option to acquire 20,000 shares of the Company's Common Stock under the 2000 Non-Employee Directors' Stock Option Plan.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee aims to structure Sunrise's executive compensation programs to enable Sunrise to attract and retain executives capable of leading Sunrise to meet its business objectives and to motivate them to enhance long-term stockholder value. Annual compensation for Sunrise's executive officers consists of three elements: a cash salary, cash bonuses and stock option grants. The Compensation Committee considers a variety of factors in evaluating Sunrise's executive officers and making compensation decisions. These include the compensation paid by comparable companies to individuals in comparable positions, the individual contributions of each officer to Sunrise and the progress of Sunrise towards achieving its long-term objectives.

  Compensation Policies and Procedures

     Performance reviews of executive officers are conducted by the Compensation Committee. Each executive officer is evaluated based on the executive officer's achievement of goals set by the Compensation Committee or the Chief Executive Officer, as applicable, and one or more interviews of the executive officer by the Compensation Committee. Evaluations of executive officers other than the Chief Executive Officer are also based on the Chief Executive Officer's assessment of the executive officer's contribution to Sunrise.

     In selecting new executive officers, the Compensation Committee considers the specific needs of Sunrise and the expertise and special skills offered by a candidate. The Compensation Committee then determines starting compensation based on its assessment of the package needed to attract executive officers to a development stage company that has incurred substantial losses. Compensation of continuing executive officers is also reviewed periodically against this assessment. As a result, the Compensation Committee may recommend compensation packages in the upper range of cash and equity compensation paid to executive officers by companies of comparable size in similar industries.

     Based on the foregoing policies, the Compensation Committee makes its recommendations to the Board, which ultimately determines each executive officer's compensation package.

  Compensation of Chief Executive Officer

     C. Russell Trenary, III was retained by Sunrise to serve as President in November 1996 and Chief Executive Officer in June 1997. During 2000, Mr. Trenary managed the Company during a challenging Food and Drug Administration ("FDA") pre-market approval process. Under his leadership, the Company (1) successfully obtained FDA approval of the Company's HYPERION(TM) LTK System, (2) raised $11,700,000 in additional financing, (3) obtained a $10 million credit facility guaranteed by one of the Company's stockholders and (4) obtained IS0 9001 Certification and passed the FDA Good Manufacturing Practices inspection which permitted the Company to begin selling the HYPERION LTK System upon receiving FDA approval.

     Effective as of January 1, 2000, Mr. Trenary's 2000 compensation package consisted of a base salary of $355,984. Mr. Trenary received a bonus of $200,000 in respect of performance in 1999. He did not receive a bonus for the year 2000. The Compensation Committee believes that Mr. Trenary's salary puts him in the top half of salaries when compared to Chief Executive Officers in peer companies as stated in a compensation report prepared by AON/Radford Associates. This report detailed cash, bonus and stock option awards for executives in similarly situated companies.

  Policies with Respect to Deductibility of Compensation

     Section 162(m) of the Code limits Sunrise to a deduction for federal income tax purposes of no more than $1,000,000 of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1,000,000 may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee's goal is to have as much compensation paid to Sunrise's five most highly compensated officers as possible qualify as deductible performance based compensation. The Compensation Committee has structured our compensation plans so that amounts paid under those plans will be deductible. However, it is possible that some compensation we pay cannot be deducted. Based on the complexity of managing an enterprise such as Sunrise, the tight market for talented executives and the rapid changes we expect in our industry, the Compensation Committee nevertheless believes that our compensation structure is appropriate.

                                          THE COMPENSATION COMMITTEE
                                          R. Dale Bowerman
                                          Michael S. McFarland, M.D.
                                          Alan Magazine

     The foregoing Report of the Board of Directors on Executive Compensation shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

PERFORMANCE GRAPH

     The following graph compares the cumulative total return on Sunrise stock with the cumulative return on the Nasdaq Stock Market (US Companies) and the NASDAQ (US Companies) Surgical, Medical, and Dental Instruments and Supplies for the six year period ended December 31, 2000, assuming dividend reinvestment.

                        [Stockholder Return Line Graph]

-------------------------------------------------------------------------------------------
                             12/1995    12/1996    12/1997    12/1998    12/1999    12/2000
-------------------------------------------------------------------------------------------
 SUNRISE TECHNOLOGIES
  INTERNATIONAL, INC.         100.0      100.0      100.0       79.2      157.5       20.8
 Nasdaq Stock Market (US
  Companies)                  100.0      123.0      150.7      212.5      394.8      327.4
 NASDAQ Stocks (SIC
  3840-3849 US Companies)
  Surgical, Medical, and
  Dental Instruments and
  Supplies                    100.0       93.7      106.5      118.6      142.7      148.5

---------------

Prepared by CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's Common Stock as of April 15, 2001 by: (i) each person known by Sunrise to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of Sunrise's directors; (iii) each of Sunrise's executive officers; and (iv) all directors and executive officers of Sunrise as a group.

                                                                                     PERCENT OF SHARES
                                                                  SHARES OF              OF COMMON
                                                                COMMON STOCK               STOCK
NAME AND ADDRESS(2)                                         BENEFICIALLY OWNED(1)       OUTSTANDING
-------------------                                         ---------------------    -----------------
C. Russell Trenary, III(3)................................        1,837,778                 3.5%
John Hendrick(4)..........................................          201,542                   *
Peter E. Jansen(5)........................................          284,378                   *
Jeannie G. Cecka(5).......................................          530,699                   *
Richard T. VanRyne(6).....................................          478,011                   *
Alan H. Magazine(7).......................................           50,523                   *
Michael S. McFarland, M.D.(8).............................           97,666                   *
R. Dale Bowerman(9).......................................          122,016                   *
All executive officers and directors as a group (10
  persons)(10)............................................        4,327,888                 8.4%

---------------
  *  Less than one percent.

 (1) Based on information provided by each of the identified officers, directors and stockholders.

 (2) Unless otherwise indicated, the persons named in the table above have the sole voting and investment power with respect to all shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each beneficial owner is: c/o Sunrise Technologies International, Inc., 3400 West Warren Avenue, Fremont, California 94538.

 (3) Includes 1,765,264 shares that Mr. Trenary does not currently own but which he has the right to acquire within 60 days upon exercise of stock options and warrants.

 (4) Includes 200,000 shares that Mr. Hendrick does not currently own but which he has the right to acquire within 60 days, upon exercise of options.

 (5) Mr. Jensen is a named executive officer. He retired from Sunrise on April 6, 2001.

 (6) Includes 522,122 shares that Ms. Cecka does not currently own but which she has the right to acquire within 60 days upon exercise of options and warrants.

 (7) Includes 417,000 shares that Mr. VanRyne does not currently own but which he has the right to acquire within 60 days, upon exercise of options, and 20,000 shares which he has the right to acquire upon exercise of warrants that are held by an IRA over which Mr. VanRyne holds voting and investment power.

 (8) Includes 33,333 shares that Mr. Magazine does not currently own but which he has the right to acquire within 60 days upon exercise of warrants.

 (9) Includes 91,666 shares that Dr. McFarland does not currently own but which he has the right to acquire within 60 days upon exercise of options.

(10) Includes 71,666 shares that Mr. Bowerman does not currently own but which he has the right to acquire within 60 days upon exercise of options.

(11) Includes 670,723 shares that such persons (excluding the persons named above) do not currently own but which they have the right to acquire within 60 days upon exercise of options, and warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 9, 1998, Sunrise loaned $60,000 to Paul Malin. This loan bears interest at 7% per annum and was due on March 31, 1999 but its maturity was renewed at each anniversary date in subsequent years. This loan was forgiven upon Mr. Malin's resignation from the Company in April, 2001. On March 21, 2000, Sunrise loaned $100,000 to John Hendrick. This loan bears interest at an annual rate equal to 6.45% and matures on March 22, 2003. This loan will be forgiven if Mr. Hendrick is employed by Sunrise on March 21, 2003. On October 17, 2000, Sunrise loaned Peter Jansen $100,000 in compliance with Mr. Jansen's employment offer letter of May 28, 1999. This loan was forgiven upon Mr. Jansen's retirement in April, 2001.