Form 10-Q
period 2001-03-31
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2001-05-04
CIK 846771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to _______________.


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

                           Yes     [X]     No     [ ]


Common Stock, $0.001 Par Value - 51,431,546 shares outstanding as of May 3,
2001.

                                      INDEX


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.


                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

        Item  1.  Financial Statements (unaudited)

           Condensed Consolidated Statements of Operations-- Three months ended
           March 31, 2001 and 2000                                                        1

           Condensed Consolidated Balance Sheets-- March 31, 2001 and December
           31, 2000                                                                       2

           Condensed Consolidated Statements of Cash Flows-- Three months ended
           March 31, 2001 and 2000                                                        3

           Notes to Condensed Consolidated Financial Statements--March 31, 2001           4

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                      6

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                              9

PART II.   OTHER INFORMATION

        ITEM 2.  CHANGES IN SECURITIES AND USE PROCEEDS                                   9

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     11

        ITEM 5.  OTHER INFORMATION                                                       11

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        11

        SIGNATURES                                                                       13

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             2001           2000
                                           --------       --------
Revenues:
  Equipment                                $  5,140       $     --
  Procedures                                    202             --
  Service and other                             375             18
                                           --------       --------
          Total revenues                      5,717             18
                                           --------       --------
Cost of revenues:
  Equipment                                   3,613             --
  Service and other                             288            719
                                           --------       --------
          Total cost of revenues              3,901            719
                                           --------       --------
Gross margin (loss)                           1,816           (701)
                                           --------       --------
Operating expenses:
   Research and development                     951          1,018
   Sales, marketing and regulatory            2,388          2,581
   General and administrative                 1,424          1,432
   Restructuring                                704             --
                                           --------       --------
Total operating expenses                      5,467          5,031
                                           --------       --------
Loss from operations                         (3,651)        (5,732)
    Interest income                              23            244
    Interest expense                         (1,083)       (10,545)
    Other income                                700             --
                                           --------       --------
Net loss                                   $ (4,011)      $(16,033)
                                           ========       ========
Net loss per share, basic and diluted      $  (0.08)      $  (0.35)
                                           ========       ========

Shares used in calculation of basic
  and diluted net loss per share             51,015         46,406
                                           ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                              MARCH 31,      DECEMBER 31,
                                                                2001             2000
                                                              ---------      ------------
                     ASSETS
Current assets:
     Cash and cash equivalents                                $     168       $     975
     Accounts receivable, net                                     4,377           3,268
     Inventories, net                                            10,180          11,981
     Other current assets                                           211             405
                                                              ---------       ---------
          Total current assets                                   14,936          16,629
     Property and equipment, net                                  2,339           2,528
     Intangibles, net                                             7,858           7,995
     Other non-current assets                                     3,897           1,374
                                                              ---------       ---------
            Total assets                                      $  29,030       $  28,526
                                                              =========       =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under a line of credit                        $   6,663       $   3,034
     Current portion of long-term debt                              319             307
     Accounts payable                                             1,983           3,162
     Accrued liabilities                                          1,597           1,564
     Deferred revenue                                             2,493           1,047
     Deposits                                                       659           1,183
                                                              ---------       ---------
          Total current liabilities                              13,714          10,297

Long-term debt, net of current portion                            7,453           7,175
Capital lease obligations, net of current portion                   423             479
Deferred revenue, net of current portion                            939           1,077
Other long-term liabilities                                         142             136
                                                              ---------       ---------
          Total liabilities                                      22,671          19,164
                                                              ---------       ---------
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares
          authorized, none issued or outstanding                     --              --
     Common Stock, $0.001 par value, 75,000,000 shares
          authorized, 51,163,880 and 50,867,848 shares
          issued and outstanding at March 31, 2001 and
          December 31, 2000, respectively                            51              51
     Additional paid-in capital                                 129,901         129,116
     Deferred compensation                                         (507)           (730)
     Accumulated deficit                                       (123,086)       (119,075)
                                                              ---------       ---------
               Total stockholders' equity                         6,359           9,362
                                                              ---------       ---------
Total liabilities and stockholders' equity                    $  29,030       $  28,526
                                                              =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2001           2000
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (4,011)      $(16,033)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                        443            149
          Amortization of deferred compensation                226             80
          Amortization of debt issuance costs                  351              1
          Warrant accretion and interest on beneficial
            conversion features                                278         10,247
          Issuance of warrants and stock options               156             --
          Conversion of accrued interest on notes payable      181             --
          Non-cash restructuring charge                        704             --
          Inventory valuation reserve                         (267)            --
     Changes in assets and liabilities:
          Accounts receivable                               (1,109)          (139)
          Inventories                                        2,068         (2,449)
          Other current assets                                 112           (978)
          Non-current assets                                  (350)            --
          Accounts payable                                  (1,179)         1,333
          Deferred revenue and deposits                        784             --
          Accrued liabilities                                 (318)          (670)
          Other long-term liabilities                            6            308
                                                          --------       --------
Net cash used in operating activities                       (1,925)        (8,151)
                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                      (117)          (320)
      Investment in common stock                            (2,400)            --
                                                          --------       --------
Net cash used in investing activities                       (2,517)          (320)
                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                   79            171
     Proceeds from convertible notes, net of
          issuance costs                                        --         11,217
     Proceeds from line of credit                            3,600             --
     Proceeds from issuance of debt obligations                 --            126
     Repayments of debt obligations                            (44)           (40)
                                                          --------       --------
Net cash provided by financing activities                    3,635         11,474
                                                          --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (807)         3,003
Cash and cash equivalents at beginning of period               975         10,643
                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    168       $ 13,646
                                                          ========       ========

NONCASH FINANCING ACTIVITIES:
Issuance of warrants to guarantor                         $    174       $     --
                                                          ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                 MARCH 31, 2001


1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

    The condensed consolidated financial data for the periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The Company has incurred significant losses for the last several years and at March 31, 2001 has an accumulated deficit of $123,086,000. In order to continue its operations, the Company must achieve profitable operations or obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing, and other sources. Management believes that its existing cash balances and other potential financing alternatives, if realized, will be sufficient to meet the Company's near-term capital and operating requirements. However, at March 31, 2001 $6,600,000 had been drawn down on the Company's one-year revolving line of credit with a commercial lender, with no additional moneys available, and will be repayable at June 29, 2001. The Company is in discussions with this lender to extend this line of credit for another year. The lender has advised the Company that no additional borrowings under this line of credit may be made, and has asked for a repayment of the borrowed amounts. The lender has also indicated that it may be willing to consider an extension of the line of credit at a significantly reduced level. Discussions with the lender and the Company's guarantor are at an early stage. The Company is also engaged in preliminary discussions with alternative financing sources, including potential bridge and/or equity financings. Funds from these alternative sources could be utilized to repay all or a portion of the Company's current line of credit. Consummation of these alternative financings may or may not result in a reduction in the conversion prices of debentures and the exercise price of warrants issued by the Company in January 2000 (see Part II, Item 5 of this Report on SEC Form 10-Q). There can be no assurance that the Company and its guarantor will reach agreement with its lender on the extension of its line of credit, or that the Company will be able to successfully complete alternative financings. The Company's independent accountants have issued a "going" concern opinion on the Company's financial statements at December 31, 2000 stating that recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.

2.  NET LOSS PER SHARE

    Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 11,189,538 and 6,251,196 common equivalent shares as of March 31, 2001 and 2000 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                                           MARCH 31,       DECEMBER 31,
                                             2001              2000
                                           ---------       ------------
                                                 (In thousands)
Raw materials                              $   5,987        $   7,019
Work-in-process                                1,931            1,510
Finished goods                                 2,262            3,452
                                           ---------        ---------
Inventories, net                           $  10,180        $  11,981
                                           =========        =========

4.  DISTRIBUTION AND STOCK PURCHASE AGREEMENT AND RELATED PARTY TRANSACTIONS

    On December 28, 2000, the Company signed a Distribution and Stock Purchase Agreement with U.S. Medical, Inc., a Colorado Corporation. Under the terms of the Distribution Agreement the Company appointed U.S. Medical as its exclusive distributor of its products in the Territory as defined within the Agreement. U.S. Medical committed to purchase thirty-five units within the 2001 calendar year. At March 31, 2001, equipment revenue sold to customers through U.S. Medical was $3,787,000. Under the terms of the Stock Purchase Agreement, the Company committed to purchase 480,000 shares of common stock of U.S. Medical at a price of $5.00 per share that equates to 4% of their outstanding common shares. The Company accounts for this investment under the cost method. On January 31, 2001, the Company completed the transfer of funds to U.S. Medical and received a stock certificate for the amount of shares purchased.

5.  REDUCTION IN FORCE ("RIF")

    On January 3, March 15, and April 6, 2001 the Company completed a "reduction in force" (RIF) covering a total of 41 employees. Of the employees, 27 were in production, 2 in research and development, 6 in sales and marketing, and 6 in general and administrative. Each employee was entitled to receive a severance payment as follows: hourly employees - 2 weeks plus a total of 2 weeks for every year worked, salary employees - four weeks plus a total of 2 weeks for ever year worked, managers - 12 weeks plus a total of 2 weeks for every year worked, and directors - 20 weeks plus a total of 2 weeks for every year worked. In full payment of the severance awards the Company granted 365,156 shares out of the Supplemental Employee Stock Plan in lieu of cash. The total cost of the RIF, all severance related, was $704,000 and was recorded on the Company's books and records as a restructuring charge during the first quarter of 2001. Also included in the total amount was $132,000 of employee receivables that were forgiven by the Company. All amounts were properly accrued for the April RIF as all employees had been properly notified prior to quarter end and management's plans had been properly approved. The remaining liability at quarter end was $351,000, which was subsequently paid through a non-cash stock transaction.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; any restrictions or revocations that the Food and Drug Administration ("FDA") may impose on our holmium laser corneal shaping product or process known as the HYPERION(TM) Laser Thermal Keratoplasty (the "HYPERION(TM) LTK System") that had received the FDA's pre-market approval; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

    The Company develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering and development, manufacturing, assembly and testing take place at our facility in Fremont, California.

    The Company's working capital is seriously depleted due to our substantial losses in the past eight years. The Company has been able to raise additional working capital for all aspects of our business through the private placements of our common stock and convertible notes with warrants. The Company raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, the Company raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, the Company raised $11,217,000, net of offering costs, in a private placement in the form of convertible debentures and warrants (the "2000 Notes Placement"). In addition, in June 2000, the Company secured a $10,000,000 revolving line of credit with a commercial banking company guaranteed by certain of the Company's assets and the assets of one of the Company's investors. As of March 31, 2001, $6,600,000 had been drawn down on the line of credit with no additional moneys available to the Company.

    The Company's first quarter's operations were cash flow negative, further straining our working capital resources. At our current rate of cash expenditures, we need to raise additional working capital during 2001 to fund operations if sales of our product do not provide sufficient cash resources. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders and us. If funds are not available to finance the Company's operations and bridge its working capital needs until revenues and profits are achieved, we may need to scale back expenditures and limit our operational capacity until such financing or other alternative business solutions are implemented. The Company has incurred significant losses for the last several years and at March 31, 2001 has an accumulated deficit of $123,086,000. In order to continue its operations, the Company must achieve profitable operations and obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing, and other sources. Management believes that its existing cash balances and other potential financing alternatives, if realized, will be sufficient to meet the Company's near-term capital and operating requirements. However, at March 31, 2001 $6,600,000 had been drawn down on the Company's one-year revolving line of credit with a commercial lender, with no additional moneys available, and will be repayable at June 29, 2001. The Company is in discussions with this lender to extend this line of credit for another year. The lender has advised the Company that no additional borrowings under this line of credit may be made, and has asked for a repayment of the borrowed amounts. The lender has also indicated that it may be willing to consider an extension of the line of credit at a significantly reduced level. Discussions with the lender and the Company's guarantor are at an early stage. The Company is also engaged in preliminary discussions with alternative financing sources, including potential bridge and/or equity financings. Funds from these alternative sources could be utilized to repay all or a portion of the Company's current line of credit. Consummation of these alternative financings may or may not result in a reduction in the conversion prices of debentures and the exercise price of warrants issued by the Company in January 2000 (see Part II, Item 5 of this Report on SEC Form 10-Q). There can be no assurance that the Company and its guarantor will reach agreement with its lender on the extension of its line of credit, or that the Company will be able to successfully complete alternative financings. The Company's independent accountants have issued a "going" concern opinion on the Company's financial statements at December 31, 2000 stating that recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.


FINANCIAL CONDITION

    As of March 31, 2001, the Company had $168,000 in cash and cash equivalents.

    Cash used for operating activities was $1,925,000 for the three months ended March 31, 2001 as compared to $8,151,000 for the same period in 2000. The majority of the cash used for operating activities was used to fund the net loss of $4,011,000 partially offset by depreciation and amortization and non-cash interest and compensation expense of $2,339,000. Operating cash was also realized in the decrease of inventory, other current assets, as well as increases in deferred revenue and deposits, and other accrued and long-term liabilities totaling $2,970,000. Operating cash was utilized by the increase of accounts receivable, other non-current assets, and the decrease in account payable totaling $2,956,000.

    Cash used for investing activities was $2,517,000 for the three-months ended March 31, 2001 for purchase of capital expenditures and the investment in common stock of U.S. Medical. Capital expenditures generally had been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities.

    Cash provided by the financing activities was $3,635,000 for the three-months ended March 31, 2001 comprised primarily of the net proceeds from the draw down of the line of credit.

    The Company's first quarter's operations were cash flow negative, limiting the Company's working capital resources. Working capital at March 31, 2001 amounted to approximately $1,222,000. At December 31, 2000, working capital amounted to approximately $6,332,000.

RESULTS OF OPERATIONS

    Revenues from the sale of equipment for the three-month period ended March 31, 2001 were $5,140,000 to customers in the United States and South Korea. Procedure revenue totaled $202,000 for the three-month period ended March 31, 2001. Service and other revenues were $375,000 for the three-month period ended March 31, 2001. Total revenues of $5,717,000 represent an increase of $5,699,000 from revenues of $18,000 for the same period in 2000. Procedure revenues are comprised of revenues from enablement fees. Service and other revenues are comprised of revenues from the recognition of first-year service revenues and other miscellaneous revenues. Revenues from a related party, U.S. Medical, totaled $3,787,000 during the first quarter of 2001.

    Cost of revenue for equipment sales totaled $3,613,000 for the three-month period ended March 31, 2001. Cost of revenue for service and other revenues totaled $288,000 for the three-month period ended March 31, 2001. Gross margins totaled $1,816,000 for the three-month periods ended March 31, 2001. Costs of revenue for equipment sales reflect charges for production costs inclusive of manufacturing labor and overhead and unabsorbed overheads. Cost of revenue for service and other revenues include costs of the company's technical and service department and other direct costs associated with miscellaneous revenues. Costs of revenues and the resulting negative margin for the three-month period ended March 31, 2000 reflect charges of unabsorbed manufacturing labor and overhead.

    Research and development expenses totaled $951,000 for the quarter ended March 31, 2001, compared to $1,018,000 for the same period in 2000. Research and development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of the HYPERION(TM) LTK System, amortization of patent costs, expenditures related to the development of other refractive applications of the HYPERION(TM) LTK System and other operating costs. Included in the research and development expenses for the quarter ended March 31, 2001 was non-cash charges of $5,000 related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash. The 7% reduction for the quarter in research and development expenses compared to those of 2000 was primarily due to the completion of the initial development for the LTK System in 2000 and the reduction in force that took place in the first quarter of 2001.

    Sales, marketing and regulatory expenses were $2,388,000 for the first quarter ended March 31, 2001, compared to $2,581,000 for the same period in 2000. Included in the sales, marketing and regulatory expenses for the quarter 2001 was $95,000 of non-cash charges related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash. Sales and marketing expenses consist primarily of advertising and other marketing expenses, compensation and employee related expenses, sales commissions, and travel costs. The 7% reduction in sales, marketing and regulatory expenses in 2001 as compared to 2000 respectively, was due to the decrease in marketing efforts in preparation and market launch of the HYPERION(TM) LTK System that was launched in July 2000 and the reduction in force that took place in the first quarter of 2001.

    General and administrative expenses were $1,424,000 for the first quarter ended March 31, 2001, compared to $1,432,000 for the same period of 2000. Included in the general and administrative expenses for the quarter 2001 was $126,000 of non-cash charges related to the issuance of non-qualified stock options issued to employees in lieu of cash. General and administrative expenses consist primarily of employee-related expenses, legal fees and compensation and fees for professional services. The 1% decrease in general and administrative expenses for 2001 was due to the reduction in force that took place during the first quarter of 2001.

    Restructuring expense of $704,000 represent the cost of the severance awards given to employees who were terminated as a reduction in force that took place during the first quarter and in the first week of April, 2001. On January 3, March 15, and April 6, 2001 the Company completed a "reduction in force" (RIF) of 41 employees. Of these, 27 was in production, 2, in research and development, 6 in sales and marketing, and 6 in general and administrative. Each employee was entitled to receive a severance payment as follows: hourly employees - 2 weeks plus a total of 2 weeks for every year worked, salary employees - four weeks plus a total of 2 weeks for ever year worked, managers - 12 weeks plus a total of 2 weeks for every year worked, and directors - 20 weeks plus a total of 2 weeks for every year worked. In full payment of the severance awards the Company granted 365,156 shares out of the Supplemental Employee Stock Plan in lieu of cash. The total cost of the RIF, all severance related, was $704,000 and was recorded on the Company's books and records as restructuring charge during the first quarter of 2001. Also included in the total amount was $132,000 of employee receivables that were forgiven by the Company. All amounts were properly accrued for the April RIF as all employees had been properly notified prior to quarter end and management's plans had been properly approved. The remaining liability at quarter end was $351,000, which was subsequently paid through a non-cash stock transaction.


    Interest expense for the quarter ended March 31, 2001 of $1,083,000 represent primarily cash and non-cash interest charges pursuant to the 2000 Notes Placements, the Silicon Valley Bank line-of-credit guarantee and related warrants, as compared to $ 10,545,000 for the first quarter of 2000. For the quarter ending March 31, 2001, approximately $791,000 or 73% of the Company's net interest expense were due to non-cash charges incurred in connection with the 2000 Notes Placement and the Silicon Valley line-of-credit guarantee as compared with $10,248,000 or 97% for 2000.

    Other income of $700,000 represents amounts received from a settlement agreement with Lares Research on the payment of an outstanding debt. Under the Settlement Agreement, Lares paid the Company $700,000 in full redemption of an outstanding note obligation owing to the Company in the principal amount of $1,500,000. This note has been in default and had been fully reserved at December 31, 2000.


    For the quarter ended March 31, 2001 the Company incurred a net loss of $4,011,000 compared to $16,033,000 for the first quarter of 2000. Included in the loss for the first quarter of 2001 was $ 1,017,000 attributable to non-cash compensation and interest charges as compared with $10,329,000 for the first quarter of 2000. The Company's Hyperion(TM) LTK System was approved by the FDA for marketing and sales in the United States in late June 2000. Consequently, the Company had no significant revenues to offset our expenses during the first quarter of the last year.


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

    It is not possible to anticipate the level of interest and the rates past 2001. Changes in interest rates would impact the revolving line of credit since the rate of interest of that facility is at the prime rate. The 2000 Notes, however bear a fixed interest rate of 7%.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None


ITEM 5: OTHER INFORMATION

    On April 16, 2001, the Company filed Amendment No. 1 to its Form S-3 Registration Statement under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on April 19, 2001. The Form S-3 registered 2,800,000 shares of the Company's common stock for issuance in the future. As of April 30, 2001, no shares have been issued out of the shelf registration. In January 2000 the Company issued its 7% Convertible Debenture in the amount of $11,700,000. With certain exceptions which do not include new financings of the type for which these shares may be utilized, if the Company issues additional shares of its common stock below the conversion price of $5.92 per share, the conversion price applicable to the Convertible Debenture and the exercise price of the related warrants will be reduced to the price at which such additional securities are sold.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    None


----------------------

B. REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the first quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



Date: May 4, 2001                  By:       /s/ C. RUSSELL TRENARY, III
                                       -----------------------------------------
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 4, 2001                  By:           /s/ THOMAS LA ROSE
                                       -----------------------------------------
                                       Vice President, Finance and Acting Chief
                                       Financial Officer (Principal Financial
                                       Officer)