Form 10-Q
period 2001-06-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2001-08-14
CIK 846771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the quarterly period ended June 30, 2001 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the transition period from _______________ to _______________.

                           COMMISSION FILE NO. 0-10428

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   77-0148208
(State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                 Identification Number)

3400 W. WARREN AVENUE, FREMONT, CALIFORNIA                94538
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

                                 Yes [X] No [ ]

Common Stock, $0.001 Par Value - 57,039,545 shares outstanding as of August 10, 2001.

                                      INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.


                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Statements of Operations --
           Three and six months ended June 30, 2001 and 2000                1

           Condensed Consolidated Balance Sheets -- June 30, 2001
           and December 31, 2000                                            2

           Condensed Consolidated Statements of Cash Flows --
           Six months ended June 30, 2001 and 2000                          3

           Notes to Condensed Consolidated Financial Statements --
           June 30, 2001                                                    5


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                         8

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                12


PART II. OTHER INFORMATION

        ITEM 2. CHANGES IN SECURITIES AND USE PROCEEDS                     13

        ITEM 3. LEGAL PROCEEDINGS                                          13

        ITEM 5. OTHER INFORMATION                                          13

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           13

        SIGNATURES                                                         14

                                        i

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            -------------------------         -------------------------
                                             6/30/01         6/30/00          6/30/01          6/30/00
                                            --------         --------         --------         --------
Revenues:
  Product                                   $  2,718          $   400          $  7,858        $    400
  Procedure                                      290               --              492               --
  Service and other                              484               24              859               42
                                            --------         --------         --------         --------
             Total revenues                    3,492              424            9,209              442
                                            --------         --------         --------         --------
Cost of revenues:
  Product                                      2,374              158             5,987             158
  Procedure                                        9               --                9               --
  Service and other                              405            1,256              693            1,975
                                            --------         --------         --------         --------
              Total cost of revenues           2,788            1,414            6,689            2,133
                                            --------         --------         --------         --------
Gross profit (loss)                              704             (990)           2,520           (1,691
                                            --------         --------         --------         --------
Operating expenses:
   Research and development                      734              945            1,685            1,963
   Sales, marketing and regulatory             2,493            3,382            4,881            5,963
   General and administrative                  1,291            5,599            2,715            7,031
   Restructuring                                  19               --              723               --
   Legal settlement                              385               --              385               --
                                            --------         --------         --------         --------
Total operating expenses                       4,922            9,926           10,389           14,957
                                            --------         --------         --------         --------
Operating loss                                (4,218)         (10,916)          (7,869)         (16,648)
Interest income                                    1              174               24              418
Interest expense                              (1,220)          (1,119)          (2,303)         (11,664)
Other income (expense)                           (57)              --              643               --
                                            --------         --------         --------         --------
Net loss                                    $ (5,494)        $(11,861)          (9,505)        $(27,894)
                                            ========         ========         ========         ========
Net loss per share, basic and diluted       $  (0.10)        $  (0.25)        $  (0.18)        $  (0.60)
                                            ========         ========         ========         ========
Weighted average shares outstanding,
    basic and diluted                         52,491           46,752           51,757           46,579
                                            --------         --------         --------         --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                JUNE 30,           DECEMBER 31,
                                                                  2001                2000
                                                              ------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents                                $      1,486         $        975
     Accounts receivable, net                                        3,294                3,268
     Inventories, net                                                9,056               11,981
     Other current assets                                               97                  405
                                                              ------------         ------------
Total current assets                                                13,933               16,629
Property and equipment, net                                          2,735                2,528
Intangibles, net                                                     7,720                7,995
Other non-current assets                                             4,385                1,374
                                                              ------------         ------------
Total assets                                                  $     28,773         $     28,526
                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under a line of credit                        $      5,428         $      3,034
     Current portion of capital leases and
          convertible notes                                          8,064                  307
     Accounts payable                                                1,627                3,162
     Accrued liabilities                                             1,505                1,564
     Deposits                                                          678                1,047
     Deferred revenue                                                1,624                1,183
                                                              ------------         ------------
Total current liabilities                                           18,926               10,297

Long-term debt, net of current portion                               3,784                7,175
Capital lease obligations, net of current portion                      364                  479
Deferred revenue, net of current portion                             1,077                1,077
Other long-term liabilities                                            146                  136
                                                              ------------         ------------
Total liabilities                                                   24,297               19,164
                                                              ------------         ------------
Stockholders' Equity:
     Preferred Stock, $0.001 par value, 2,000,000
          shares authorized, none issued or
          outstanding                                                   --                   --
     Common Stock, $0.001 par value, 75,000,000 shares
          authorized, 56,726,611 issued and 52,726,611
          outstanding at June 30, 2001 and 50,867,848
          issued and outstanding at December 31, 2000                   53                   51
     Additional paid-in capital                                    133,313              129,116
     Accumulated other comprehensive loss                              (31)                  --
     Deferred compensation                                            (279)                (730)
     Accumulated deficit                                          (128,580)            (119,075)
                                                              ------------         ------------
Total stockholders' equity                                           4,476                9,362
                                                              ------------         ------------
Total liabilities and stockholders' equity                    $     28,773         $     28,526
                                                              ============         ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           -------------------------
                                                             2001             2000
                                                           --------         --------
Cash flows from operating activities:
     Net loss                                              $ (9,505)        $(27,894)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                         906              345
          Amortization of deferred compensation                 454            4,360
          Amortization of debt issuance costs                   796                1
          Warrant accretion and interest on
             beneficial conversion features                     560           11,156
          Issuance of warrants for legal settlement             385               --
          Issuance of warrants and  stock options             1,031               --
          Conversion of accrued interest on notes
             payable                                            342              193
          Non-cash restructuring charge                         723               --
          Inventory valuation reserve                            (9)             (72)
          Accounts receivable reserve                            81               --
     Changes in assets and liabilities:
          Accounts receivable                                  (107)            (624)
          Inventories                                         4,147           (5,875)
          Other current assets                                  226           (1,257)
          Non-current assets                                 (1,030)             (43)
          Accounts payable                                   (1,535)           1,159
          Deferred revenue and deposits                          72               --
          Accrued liabilities                                   (59)            (146)
          Other long-term liabilities                            11              152
                                                           --------         --------
Net cash used in operating activities                        (2,511)         (18,545)
                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                       (830)            (865)
      Investment in common stock                             (2,400)              --
      Proceeds from sale of investment in common stock           80               --
                                                           --------         --------
Net cash used in investing activities                        (3,150)            (865)
                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                   155            2,823
     Proceeds from convertible notes, net of
          issuance cost                                          --           11,217
     Proceeds from line of credit                             3,600               --
     Proceeds from long-term debt                             3,775
     Proceeds from issuance of debt obligations                  --              126
     Repayment of debt obligations                              (92)              --
     Repayments on line of credit                            (1,235)             (87)
                                                           --------         --------
Net cash provided by financing activities                     6,203           14,079
                                                           --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            542           (5,331)
Effect of foreign currency translation                          (31)              --
Cash and cash equivalents at beginning period                   975           10,643
                                                           --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  1,486         $  5,312
                                                           ========         ========

NONCASH FINANCING ACTIVITIES:
Issuance of warrants to guarantor                          $    174         $     --
Issuance of common stock to vendors                         $  1,363         $     --
Issuance of warrants and common stock for
   financial services                                      $    191         $     --
Warrants issued to acquire patents                         $     --         $  8,271
Conversion of 2000 Notes into common stock                 $     --         $    558
                                                           ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                  JUNE 30, 2001

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

        The condensed consolidated financial data for the periods ended June 30, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The Company has incurred significant losses for the last several years and at June 30, 2001 has an accumulated deficit of $128,580,000. In order to continue its operations, the Company must achieve profitable operations or obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing, and other sources. Management believes that its existing cash balances and other potential financing alternatives, if realized, will be sufficient to meet the Company's near-term capital and operating requirements. On June 25, 2001, the Company entered into an Extension and Modification Agreement ("Extension Agreement") with Silicon Valley Bank ("SVB") and David A. Brewer, an individual and guarantor (the "Guarantor") of the loan with SVB. Under the terms of the Extension Agreement, the Company received an extension of the maturity of the loan with SVB from June 26, 2001 to August 26, 2001. The Company was also required (i) to pay SVB on or before June 25, 2001, a pre-payment of $1,200,000 of principal, which was paid in June 2001, (ii) 70% of any additional funds (net of finder's fees) received by the Company as a result of equity investments, debt, or other sources of funding, and (iii) an amount equal to 100% of any outstanding accounts receivable which were 90 days or more past due as of June 20, 2001, except for the receivable owing from the University of California - San Francisco.

        The Extension Agreement also called for the Company to pledge 2,000,000 freely-tradeable shares with SVB as additional collateral if the Company is unable to obtain financing of $1,500,000 on or before June 26, 2001. The Extension Agreement also required the Guarantor to pledge certain accounts, real estate and stock, and for the Company to enter into control agreements with financial institutions where the Company keeps its deposits. The control agreements provide that upon the occurrence of an event of default in the SVB loan documents, SVB shall have the right to demand delivery of all funds held on the Company's behalf by the financial institutions.

        On August 3, 2001, the Company entered into Amendment Number One to the Extension and Modification Agreement (the "Amendment") with SVB and the Guarantor. The purpose of the Amendment, was to acknowledge the payment of an additional $600,000 of principal to SVB, which was paid on or before July 11, 2001, and to provide additional time to complete certain requirements that were not timely done pursuant to the Extension Agreement Under the terms of the Amendment, by August 15, 2001, the Company is required to pledge as additional collateral 2,000,000 freely-tradeable shares of registered common stock pursuant to the arrangements in the above paragraph. Upon payment to SVB of $300,000, SVB will release the pledge and the stock will return to the Company. If there is a default on the SVB loan, SVB will be free to sell these shares into the market. Under the Amendment, the Company is obligated to cooperate with SVB to put control agreements in place with the Company's depositary institutions. As of August 10, 2001, the outstanding principal balance on the SVB loan is $4,788,900 and, as of this date, there are no defaults or events of defaults under the SVB loan documents.

        On June 1, and on June 26, 2001 the Company entered into an agreement with International Mercantile Holding Group to borrow $2,675,000 and $1,100,000, respectively. The loans were each collateralized with a pledge of 2,000,000 shares of the Company's common stock. The shares will be returned to the Company once the loans are repaid. The terms of the loans are five years and may be extended to seven years with the mutual consent of both parties. The loans may also be repaid at any time with a 30-day notice to the lender. The loans carry a rate of interest equal to twenty-five basis points below the prevailing one month London Interbank Offered Rate ("LIBOR"). The net cash proceeds to the Company after fees and expenses were $3,253,000. Part of the proceeds from these loans was used to repay the one-year SVB revolving credit line. The Company is also engaged in discussions with alternative financing sources. Funds from these alternative sources could be utilized to repay all or a portion of the Company's current line of credit as well as provide additional working capital. Consummation of these alternative financings may or may not result in a reduction in the conversion prices of debentures and the exercise price of warrants issued by the Company in January 2000. There can be no assurance that the Company will be able to successfully complete alternative financings. The Company's independent accountants have issued a "going" concern opinion on the Company's financial statements at December 31, 2000 stating that recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.


2. NET LOSS PER SHARE

        Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 10,685,464 and 6,272,615 common equivalent shares as of June 30, 2001 and 2000 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.


3. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                            JUNE 30,          DECEMBER 31,
                             2001                2000
                            --------          ------------
                                  (In thousands)
Raw materials               $ 6,694            $ 7,019
Work-in-process               1,416              1,510
Finished goods                  946              3,452
                            -------            -------
Inventories, net            $ 9,056            $11,981
                            =======            =======

4. DISTRIBUTION AND STOCK PURCHASE AGREEMENT AND RELATED PARTY TRANSACTIONS

        On December 28, 2000, the Company signed a Distribution and Stock Purchase Agreement with U.S. Medical, Inc., a Colorado Corporation. Under the terms of the Distribution Agreement the Company appointed U.S. Medical as its exclusive distributor of its products in the Territory as defined within the Agreement. Total revenues through U.S. Medical totaled $2,083,000 and $5,485,000 during the second quarter and year-to-date of 2001. On January 13, 2001 the Company purchased 480,000 shares of common stock of U.S. Medical at a price of $5.00 per share that equates to 4% of their outstanding common shares. On May 8, 2001 the Company sold 16,000 shares back to U.S. Medical for $5.00 per share. The Company accounts for this investment under the cost method.

5. REDUCTION IN FORCE ("RIF")

        On January 3, March 15, and April 6, 2001 the Company completed a "reduction in force" (RIF) covering a total of 41 employees. Of the employees, 27 were in production, 2 in research and development, 6 in sales and marketing, and 6 in general and administrative. Each employee was entitled to receive a severance payment as follows: hourly employees - 2 weeks plus a total of 2 weeks for every year worked, salary employees - four weeks plus a total of 2 weeks for ever year worked, managers - 12 weeks plus a total of 2 weeks for every year worked, and directors - 20 weeks plus a total of 2 weeks for every year worked. In full payment of the severance awards the Company granted 365,156 shares out of the Supplemental Employee Stock Plan in lieu of cash. The total estimated cost of the RIF, all severance related, was $704,000 of non-cash expenses and was recorded on the Company's books and records as a restructuring charge during the first quarter of 2001. The Company expensed an additional $19,000 in the second quarter of 2001 when common stock was actually issued to employees. Also included in the total amount was $132,000 of employee receivables that were forgiven by the Company.

6. LEGAL SETTLEMENT

        On June 25, 2001 the Company entered an agreement to settle a legal dispute in which the company issued to the Plaintiff a warrant to purchase 250,000 shares of the Company's common stock at $1.79 per share. The warrant has a five-year life and was valued using the Black-Scholes valuation method for a total value of $385,000.

7. COMPREHENSIVE LOSS

        The following table sets forth changes in comprehensive loss for the six-month period ending June 30, 2001 (in thousands, unaudited):

                     Balance at December 31, 2000                 $ --
                     Unrealized translation loss                   (31)
                                                                  ----
                     Balance at June 30, 2001                     $(31)
                                                                  ----

8. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS 133 did not have a material impact on the financial reporting and related disclosures of the Company.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that SFAS 141 and 142 will not have a material effect on the financial position or results of operation of the Company.

9. SUBSEQUENT EVENT

        On August 2, 2001, the Company entered into a Manufacturing Agreement with C-MAC West Coast Operations, Inc. in which C-MAC has agreed to become the Company's sole source manufacturing provider for the HYPERION(TM) LTK System. Under the terms of the agreement the Company will transfer all of its manufacturing employees, including assembly and test personnel to C-MAC. In addition, C-MAC will purchase approximately $6,000,000 in raw material and work-in-process inventory which will be paid on fixed dates between August 2, 2001 and January 30, 2002. C-MAC will begin manufacturing operations for the HYPERION(TM) LTK System in August with first deliveries estimated to take place in the fourth quarter. The Company has agreed to a minimum purchase commitment of 24 units per quarter for eight consecutive quarters beginning in the fourth quarter of 2001. The agreement has a duration of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; changes in labor, equipment and capital costs; any restrictions or revocations that the Food and Drug Administration ("FDA") may impose on our holmium laser corneal shaping product or process known as the HYPERION(TM) Laser Thermal Keratoplasty (the "HYPERION(TM) LTK System") that had received the FDA's approval; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

        The Company develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering and development, manufacturing, assembly and testing take place at our facility in Fremont, California.

        The Company's working capital is seriously depleted due to our substantial losses in the past eight years. The Company has been able to raise additional working capital for all aspects of our business through the private placements of our common stock, convertible notes with warrants, and loans. The Company raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, the Company raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, the Company raised $11,217,000, net of offering costs, in a private placement in the form of convertible debentures and warrants (the "2000 Notes Placement"). In addition, in June 2000, the Company secured a $10,000,000 revolving line of credit with a commercial banking company guaranteed by certain of the Company's assets and the assets of one of the Company's investors. On June 25, 2001, the Company entered into an Extension and Modification Agreement ("Extension Agreement") with Silicon Valley Bank ("SVB") and David A. Brewer, an individual and guarantor (the "Guarantor") of the loan with SVB. Under the terms of the Extension Agreement, the Company received an extension of the maturity of the loan with SVB from June 26, 2001 to August 26, 2001. The Company was also required (i) to pay SVB on or before June 25, 2001, a pre-payment of $1,200,000 of principal, which was paid in June 2001, (ii) 70% of any additional funds (net of finder's fees) received by the Company as a result of equity investments, debt, or other sources of funding, and (iii) an amount equal to 100% of any outstanding accounts receivable which were 90 days or more past due as of June 20, 2001, except for the receivable owing from the University of California - San Francisco.

        The Extension Agreement also called for the Company to pledge 2,000,000 freely-tradeable shares with SVB as additional collateral if the Company was unable to obtain financing of $1,500,000 on or before June 26, 2001. The Extension Agreement also required the Guarantor to pledge certain accounts, real estate and stock, and for the Company to enter into control agreements with financial institutions where the Company keep its deposits. The control agreements provide that upon the occurrence of an event of default in the SVB loan documents, SVB shall have the right to demand delivery of all funds held on the Company's behalf by the financial institutions.

        On August 3, 2001, the Company entered into Amendment Number One to the Extension and Modification Agreement (the "Amendment") with SVB and the Guarantor. The purpose of the Amendment was to acknowledge the payment of an additional $600,000 of principal to SVB, which was paid on or before July 11, 2001, and to provide additional time to complete certain requirements that were not timely done pursuant to the Extension Agreement. Under the terms of the Amendment, by August 15, 2001, the Company is required to pledge as additional collateral 2,000,000 freely-tradeable shares of the Company's registered common stock. Upon payment to SVB of $300,000 SVB will release the pledge and the stock will pursuant to the arrangements in the above paragraph. return to the Company. If there is a default on the SVB loan, SVB will be free to sell these shares into the market. Under the Amendment, the Company is obligated to cooperate with SVB to put control agreements in place with the Company's depositary institutions. As of August 6, 2001, the outstanding principal balance on the SVB loan is $4,788,900 and, as of this date, there are no defaults or events of defaults under the SVB loan documents.

        On June 1, and on June 26, 2001 the Company entered into an agreement with International Mercantile Holding Group to borrow $2,675,000 and $1,100,000, respectively. The loans were each secured by a pledge of 2,000,000 freely-tradeable shares of the Company's common stock. The shares will be returned to the Company once the loans are repaid. The terms of the loans are five years and maybe extended to seven years with the mutual consent of both parties. The loans may also be repaid at any time with a 30-day notice to the lender. The loans carry a rate of interest equal to twenty-five basis points below the prevailing one month London Interbank Offered Rate ("LIBOR"). The net cash proceeds to the Company after fees and expenses were $3,253,000. Part of the proceeds from these loans was used to repay the one-year SVB revolving credit line.

        The Company's second quarter operations were cash flow negative by $586,000 inclusive of cash loan fees of $647,000, thereby further straining our working capital resources. At our current rate of cash expenditures, we need to raise additional working capital during the balance of 2001 to fund operations if sales of our product do not provide sufficient cash resources. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders and us. If funds are not available to repay our revolving line of credit on August 26, 2001, finance the Company's operations and bridge its working capital needs until revenues and profits are achieved, we may need to scale back expenditures and limit our operational capacity until such financing or other alternative business solutions are implemented. The Company has incurred significant losses for the last several years and at June 30, 2001 has an accumulated deficit of $128,580,000. In order to continue its operations, the Company must achieve profitable operations and obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing, vendors, and other sources.

FINANCIAL CONDITION

        As of June 30, 2001, the Company had $1,486,000 in cash and cash equivalents.

        Cash used for operating activities was $2,511,000 for the six- months ended June 30, 2001 as compared to $18,545,000 for the same period in 2000. The major difference is due to the build up in inventory during the first six-months of 2000. The majority of the cash used for operating activities for the six-months ended June 30, 2001 was used to fund the net loss of $9,505,000 partially offset by depreciation and amortization, non-cash interest and compensation and legal settlement expense of $5,198,000. Operating cash was also realized in the decrease of inventory, other current assets, as well as increases in deferred revenue and deposits, and long-term liabilities totaling $4,445,000. Operating cash was utilized by the increase of accounts receivable and other non-current assets and the decrease in accounts payable and other accrued expenses totaling $2,649,000.

        Cash used for investing activities was $3,150,000 for the six-months ended June 30, 2001 for purchase of property and equipment and the investment in common stock of U.S. Medical. Capital expenditures were comprised of manufactured Hyperion units transferred to rental equipment and computer software.

        Cash provided by financing activities was $6,203,000 for the six-months ended June 30, 2001, comprised primarily of the net proceeds from the long-term loans and line of credit offset by the payments made on of the line of credit.

        The Company's second quarter operations were cash flow negative by $586,000 inclusive of cash loan fees of $647,000, thereby limiting the Company's working capital resources. Working capital at June 30, 2001 amounted to a deficit of approximately $4,993,000 due, in part, to the reclassification of the January 2000 Notes of approximately of $7,733,000 from long-term to short-term liabilities. At December 31, 2000, working capital amounted to approximately $6,332,000.

RESULTS OF OPERATIONS

        Revenues from the sale of equipment for the three and six-month periods ended June 30, 2001 were $2,718,000 and $7,858,000 to customers in the United States, Europe and South Korea. Procedure revenue totaled $290,000 and $492,000 for the three and six-month periods ended June 30, 2001. Service and other revenues were $484,000 and $859,000 for the three and six-month periods ended June 30, 2001. Total revenues of $3,492,000 and $9,209,000 represent an increase of $3,068,000 and $8,767,000 from revenues of $424,000 and $442,000 for the same periods in 2000. The increase in revenues is due to the launch of the Hyperion
(TM) LTK System in July of 2000. Procedure revenues are comprised of revenues from enablement fees. Service and other revenues are comprised of revenues from the recognition of first-year service revenues and other miscellaneous revenues. Revenues from a related party, U.S. Medical, totaled $2,083,000 and $5,485,000 during the second quarter and year-to-date of 2001.

        Cost of revenue for equipment sales totaled $2,374,000 and $5,987,000 for the three and six-month period ended June 30, 2001. Cost of procedure revenues totaled $9,000 for the three and six-month period ended June 30, 2001. Cost of revenues for service and other revenues totaled $405,000 and $693,000 for the three and six-month periods ended June 30, 2001. Gross margins totaled $704,000 and $2,520,000 for the three and six-month periods ended June 30, 2001. Costs of revenues for equipment sales reflect charges for production costs inclusive of manufacturing labor and overhead and unabsorbed overheads. Cost of revenues for procedures reflect an allocation of the patent amortization and charges for the cards utilized to ship the procedures to the end customer. Cost of revenues for service and other revenues include costs of the company's technical and service department and other direct costs associated with miscellaneous revenues. Cost of revenues and the resulting negative margins for the three and six-month periods ended June 30, 2000 reflect charges of unabsorbed manufacturing labor and overhead. The increase in cost revenues and gross margins are due to the launch of the Hyperion (TM) LTK System in July of 2000.

        Research and development expenses totaled $734,000 and $1,685,000 for the three and six-month periods ended June 30, 2001, compared to $945,000 and $1,963,000 for the same period in 2000. Research and development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of the Hyperion(TM) LTK System, amortization of patent costs, expenditures related to the development of other refractive applications of the Hyperion"(TM) LTK System and other operating costs. Included in the research and development expenses for the three and six-month periods ended June 30, 2001 were non-cash charges of $4,000 and $8,000 related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash. The 22% and 14% reduction for the three and six-month periods in research and development expenses compared to those of 2000 were primarily due to the completion of the initial development for the LTK System in 2000 and the reduction in force that took place in the first and second quarters of 2001.

        Sales, marketing and regulatory expenses were $2,512,000 and $4,900,000 for the three and six-month period ended June 30, 2001, compared to $3,382,000 and $5,963,000 for the same periods in 2000. Included in the sales, marketing and regulatory expenses for the three and six-month periods ended June 30, 2001 was $98,000 and $188,000, respectively of non-cash charges related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash. Sales and marketing expenses consist primarily of advertising and other marketing expenses, compensation and employee related expenses, sales commissions, and travel costs. The 26% and 18% reduction in sales, marketing and regulatory expenses in 2001 as compared to 2000 respectively, was due to the decrease in launch expenses of the Hyperion(TM) LTK System that was launched in July 2000 and the reduction in force that took place in the first and second quarters of 2001.

        General and administrative expenses were $1,291,000 and $2,715,000 for the three and six-month periods ended June 30, 2001, compared to $5,599,000 and $7,031,000 for the same period of 2000. Included in the general and administrative expenses for the three and six-month periods ended June 30, 2001 was $186,000 and $510,000 of non-cash charges related to the issuance of non-qualified stock options issued to several employees in lieu of cash, as compared with $4,278,000 and $4,360,000 for the same periods in 2000. General and administrative expenses consist primarily of employee-related expenses, legal fees and compensation and other fees for professional services. The 77% and 61% decrease in general and administrative expenses for 2001 was due to the decrease in non-cash expenses and the reduction in force that took place during the first and second quarters of 2001.

        Restructuring expense of $704,000 of non-cash expense, represent the cost of the severance awards given to employees who were terminated as a reduction in force that took place during the first quarter and in the first week of April, 2001. On January 3, March 15, and April 6, 2001 the Company completed a "reduction in force" (RIF) of 41 employees. Of these, 27 were in production, 2, in research and development, 6 in sales and marketing, and 6 in general and administrative. Each employee was entitled to receive a severance payment as follows: hourly employees - 2 weeks plus a total of 2 weeks for every year worked, salary employees - four weeks plus a total of 2 weeks for ever year worked, managers - 12 weeks plus a total of 2 weeks for every year worked, and directors - 20 weeks plus a total of 2 weeks for every year worked. In full payment of the severance awards the Company granted 365,156 shares out of the Supplemental Employee Stock Plan in lieu of cash. The total cost of the RIF, all severance related, was $704,000 of non-cash expenses and was recorded on the Company's books and records as restructuring charge during the first quarter of 2001. The Company booked an additional $19,000 in the second quarter of 2001 when common stock was actually issued to employees. Also included in the total amount was $132,000 of employee receivables that were forgiven by the Company.

        Legal settlement expense of $385,000 represents the value of a warrant issued under an agreement entered into by the Company on June 25,2001 to settle a legal dispute in which the Company issued to the Plaintiff a warrant to purchase 250,000 shares of the Company's common stock at $1.79 per share. The warrant has a five-year life and was valued using the Black-Scholes valuation method.

        Interest expense for the three and six-month periods ended June 30, 2001 of $1,220,000 and $2,303,000 represent primarily cash and non-cash interest charges pursuant to the 2000 Notes Placements, the Silicon Valley Bank line-of-credit guarantee and related warrants, as compared to $ 1,119,000 and $11,664,000 for the periods of 2000. For the three and six-months ended June 30, 2001, approximately $892,000 or 73% and $1,682,000 or 74% of the Company's interest expense were due to non-cash charges incurred in connection with the 2000 Notes Placement and the Silicon Valley line-of-credit guarantee as compared with $902,000 or 81% and $11,157,000 or 96% for 2000.

        Interest income for the three and six-month periods ended June 30, 2001 of $1,000 and $24,000 represent interest earned on savings accounts with several financial institutions. Interest income for the same periods last year totaled $174,000 and $478,000, respectively.

        Other expense of $57,000 for the quarter ended June 30, 2001 mostly represent the fees associated with the $700,000 received from the settlement agreement with Lares Research on the payment of an outstanding debt. The other income of $643,000 for the year-to-date as of June 30, 2001 include the above expenses netted against the $700,000 received during the first quarter of 2001.

        For the three and six-months ended June 30, 2001 the Company incurred a net loss of $5,494,000 and $9,505,000, respectively as compared to $11,861,000 and $27,894,000 for the same periods of 2000. Included in the loss for the three and six-months ended June 30, 2001 were $1,565,000 and $ 2,581,000, respectively attributable to non-cash compensation and interest charges as compared with $5,187,000 and $15,516,000 for the same periods of 2000. The Company's Hyperion(TM) LTK System was approved by the FDA for marketing and sales in the United States in late June 2000. Consequently, the Company had no significant revenues to offset our expenses during the first and second quarters of the last year.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS 133 did not have a material impact on the financial reporting and related disclosures of the Company.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that SFAS 141 and 142 will not have a material effect on the financial position or results of operation of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments. The Company has no holdings of derivative or commodity instruments.

        The fair value of the Company's cash and cash equivalents or related income would not be significantly impacted by changes in interest rates since the investment maturities are short and the interest rates are primarily fixed.

        It is not possible to anticipate the level of interest and the rates past 2001. Changes in interest rates would impact the revolving line of credit since the rate of interest of that facility is at the prime rate. The 2000 Notes, however bear a fixed interest rate of 7% while the International Mercantile Holding Group long-term loans bear a rate of interest equal to twenty-five basis points below the prevailing one month London Interbank Offered Rate ("LIBOR").

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3: LEGAL PROCEEDINGS

        On June 25, 2001 the Company entered an agreement to settle a legal dispute in which the company issued to the Plaintiff a warrant to purchase 250,000 shares of the Company's common stock at $1.79 per share. The warrant has a five-year life and was valued using the Black-Scholes valuation method for a total value of $385,000.


ITEM 5: OTHER INFORMATION

        On April 16, 2001, the Company filed Amendment No. 1 to its Form S-3 Registration Statement under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on April 19, 2001. The Form S-3 registered 2,800,000 shares of the Company's common stock for issuance in the future. On June 8, 2001 the Company filed another Form S-3 Registration Statement under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on June 15, 2001. The Form S-3 registered an additional 6,000,000 shares bringing the total shares to be offered to 8,800,000. As of July 18, 2001, 5,003,873 shares have been issued out of the shelf registration including the 4,000,000 shares pledged as collateral in the International Mercantile Holding Group long-term loan agreements. The weighted average impact of these 4,000,000 shares are included in the calculation of net loss per share. In January 2000 the Company issued its 7% Convertible Debenture in the amount of $11,700,000. With certain exceptions, if the Company issues additional shares of its common stock below the conversion price of $5.92 per share, the conversion price applicable to the Convertible Debenture and the exercise price of the related warrants will be reduced to the price at which such additional securities are sold.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

        Exhibit 10.1 Amendment Number One to the Extension and Modification Agreement with Silicon Valley Bank, the Guarantor and Sunrise Technologies International, Inc.


----------------------

B. REPORTS ON FORM 8-K

   Report 8-K, dated June 26, 2001, detailing the extension agreement signed with commercial lender of the Company's revolving line-of-credit.

   Report 8-K, dated August 13, 2001, detailing the Manufacturing Agreement signed with C-MAC West Coast Operations, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUNRISE TECHNOLOGIES INTERNATIONAL, INC.



Date: August 14, 2001                   By: /S/ C. RUSSELL TRENARY, III
                                            ------------------------------------
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


Date: August  14, 2001                  By: /S/THOMAS LA ROSE
                                            ------------------------------------
                                            Vice President, Finance and
                                            Acting Chief Financial Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
10.1            Amendment Number One to the Extension and
                Modification Agreement with Silicon Valley Bank,
                the Guarantor and Sunrise Technologies
                International, Inc.
