Form 10-Q
period 2001-09-30
SUNRISE TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-14
CIK 846771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001 or

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

                                 Yes [X] No [ ]

Common Stock, $0.001 Par Value - 59,462,666 shares outstanding as of November 13, 2001.

                                      INDEX

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.

                                                                                                  PAGE
                                                                                                  ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Statements of Operations- Three and
             nine-months ended September 30, 2001 and 2000                                          1

             Condensed Consolidated Balance Sheets - September 30, 2001 and
             December 31, 2000                                                                      2

             Condensed Consolidated Statements of Cash Flows - Nine months
             ended September 30, 2001 and 2000                                                      3

             Notes to Condensed Consolidated Financial Statements                                   5


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                 9

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         15

PART II. OTHER INFORMATION

        ITEM 2. CHANGES IN SECURITIES AND USE PROCEEDS                                             16

        ITEM 5. OTHER INFORMATION                                                                  16

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   16

        SIGNATURES                                                                                 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        --------------------------          --------------------------
                                                        9/30/01           9/30/00           9/30/01           9/30/00
                                                        --------          --------          --------          --------
Revenues:
  Product                                               $    669          $  8,405          $  8,527          $  8,817
  Procedure                                                   92             1,167               584             1,167
  Service and other                                          562               419             1,421               449
                                                        --------          --------          --------          --------
         Total revenues                                    1,323             9,991            10,532            10,433
                                                        --------          --------          --------          --------
Cost of revenues:
  Product                                                  2,030             4,217             8,017             5,478
  Procedure                                                   12                 1                21                 1
  Service and other                                          541               669             1,234             1,541
                                                        --------          --------          --------          --------
         Total cost of revenues                            2,583             4,887             9,272             7,020
                                                        --------          --------          --------          --------
Gross profit (loss)                                       (1,260)            5,104             1,260             3,413
                                                        --------          --------          --------          --------
Operating expenses:
  Research and development                                   706             1,162             2,391             3,749
   Sales, marketing and regulatory                         2,261             4,155             7,142            10,816
   General and administrative                              2,058             2,654             4,773             8,363
   Restructuring                                               3                --               726                --
   Legal settlement                                           --                --               385                --
                                                        --------          --------          --------          --------
         Total operating expenses                          5,028             7,971            15,417            22,928
                                                        --------          --------          --------          --------
Operating loss                                            (6,288)           (2,867)          (14,157)          (19,515)
Interest income                                               --                83                24               501
Interest expense                                          (1,740)           (1,350)           (4,043)          (13,014)
Other expense, net                                        (2,320)               --            (1,677)               --
                                                        --------          --------          --------          --------
Net loss                                                $(10,348)         $ (4,134)          (19,853)         $(32,028)
                                                        ========          ========          ========          ========
Net loss per share, basic and diluted                   $  (0.18)         $  (0.09)         $  (0.37)         $  (0.68)
                                                        ========          ========          ========          ========
Weighted average  shares outstanding, basic and
diluted                                                   57,922            48,399            53,834            47,190
                                                        --------          --------          --------          --------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2001               2000
                                                              -------------       ------------
ASSETS
Current assets:

    Cash and cash equivalents                                   $      63          $     975
    Accounts receivable, net                                          835              3,268
    Inventories, net                                                3,717             11,981
    Other current assets                                            2,714                405
                                                                ---------          ---------
Total current assets                                                7,329             16,629
Property and equipment, net                                         2,530              2,528
Intangibles, net                                                    7,582              7,995
Other non-current assets                                            1,422              1,374
                                                                ---------          ---------
Total assets                                                    $  18,863          $  28,526
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Borrowings under a line of credit                          $   3,930          $   3,034
     Current portion of capital leases and notes
       payable                                                      8,354                307
     Accounts payable                                               2,955              3,162
     Accrued liabilities                                            1,110              1,564
     Deposits                                                         627              1,047
     Deferred revenue                                               1,316              1,183
                                                                ---------          ---------
Total current liabilities                                          18,292             10,297

Long-term debt, net of current portion                              3,809              7,175
Capital lease obligations, net of current portion                     302                479
Deferred revenue, net of current portion                              721              1,077
Other long-term liabilities                                           149                136
                                                                ---------          ---------
Total liabilities                                                  23,273             19,164
                                                                ---------          ---------
Stock holders' Equity (Deficit):
     Preferred Stock, $0.001 par value, 2,000,000
      shares authorized, none issued or outstanding                    --                 --
     Common Stock, $0.001 par value, 75,000,000 shares
      authorized, 59,462,666  and 53,462,666 issued and
      outstanding at September 30, 2001 and 50,867,868
      issued and outstanding at December 31, 2000                      53                 51
     Additional paid-in capital                                   134,595            129,116
     Accumulated other comprehensive loss                             (20)                --
     Deferred compensation                                           (110)              (730)
     Accumulated deficit                                         (138,928)          (119,075)
                                                                ---------          ---------
Total stockholders' equity (deficit)                               (4,410)             9,362
                                                                ---------          ---------
Total liabilities and stockholders' equity (deficit)            $  18,863          $  28,526
                                                                =========          =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUNRISE TECHNOLOGIES INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             2001              2000
                                                           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                              $(19,853)         $(32,028)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                       1,383               750
          Inventory write-down                                  950                --
          Impairment of investment in common stock            2,320                --
          Amortization of deferred compensation                 618             5,020
          Amortization of debt issuance costs                   949                 1
          Warrant accretion and interest on
            beneficial conversion features                      837            12,314
          Issuance of warrants for legal
            settlement                                          385                --
          Issuance of warrants and  stock options             1,819                --
          Conversion of accrued interest on notes
            payable                                             485               484
          Non-cash restructuring charge                         726                --
           Inventory valuation reserve                         (261)             (238)
           Accounts receivable reserve                          839                --
     Changes in assets and liabilities:
          Accounts receivable                                   644            (7,588)
          Inventories                                        10,081            (7,476)
          Other current assets                               (2,394)             (831)
          Non-current assets                                   (535)               (6)
          Accounts payable                                     (207)            3,056
          Deferred revenue and deposits                        (643)            2,515
          Accrued liabilities                                  (454)              (39)
          Other long-term liabilities                            13                35
                                                           --------          --------
Net cash used in operating activities                        (2,298)          (24,031)
                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                       (969)           (1,408)
       Investment in common stock                            (2,400)               --
       Sale of invested stock                                    80                --
                                                           --------          --------
Net cash used in investing activities                        (3,289)           (1,408)
                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                   155             4,754
     Proceeds from convertible notes, net of
          issuance costs                                         --            11,217
     Proceeds from line of credit                             3,600             1,000
     Proceeds from long-term debt                             3,775                --
     Proceeds from issuance of debt obligations                  --               285
     Repayment of debt obligations                             (142)               --
     Repayments on line of credit                            (2,693)             (164)
                                                           --------          --------
Net cash provided by financing activities                     4,695            17,092
                                                           --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (892)           (8,347)
Effect of exchange rate changes on cash and cash
  equivalents                                                   (20)               --
Cash and cash equivalents at beginning of period                975            10,643
                                                           --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     63          $  2,296
                                                           ========          ========

NONCASH FINANCING ACTIVITIES:

Issuance of warrants to guarantor                          $    174          $     --
Issuance of stock to vendors                               $  1,706          $     --
Issuance of warrants and common stock for
  financial services                                       $    191          $     --
Warrants issued to acquire patents                         $     --          $  8,271
Conversion of 1999 and 2000 Notes into common
  stock                                                    $     --          $ 10,980
                                                           ========          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all inter-company balances and transactions. Certain reclassifications have been made to prior year amounts in order to conform to the current presentation.

        The condensed consolidated financial data for the periods ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes to be necessary for fair presentation of the financial position and results of operations for the periods presented. Interim results are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The Company has incurred significant losses for the last several years and at September 31, 2001 has an accumulated deficit of $138,928,000. In order to continue its operations, the Company must achieve profitable operations or obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing, and other sources. Management believes that its existing cash balances and other potential financing alternatives, if realized, will be sufficient to meet the Company's near-term capital and operating requirements. At March 31, 2001, $6,600,000 had been drawn down on the Company's one-year revolving line of credit with no additional moneys available, and was repayable at June 26, 2001. On June 25, 2001, the Company entered into an Extension and Modification Agreement ("Extension Agreement") with SVB and David A. Brewer, an individual and guarantor (the "Guarantor") of the loan with SVB. Under the terms of the Extension Agreement, the Company received an extension of the maturity of its loan with SVB from June 26, 2001 to August 26, 2001. The Company was also required (i) to pay SVB on or before June 25, 2001, a pre-payment of $1,200,000, which was timely paid, (ii) 70% of any additional funds (net of finder's fees) received by the Company as a result of equity investments, debt, or other sources of funding, and (iii) an amount equal to 100% of any outstanding accounts receivable which were 90 days or more past due as of June 20, 2000, except for the receivable owing from the University of California - San Francisco.

        The Extension Agreement also called for the Company to pledge 2,000,000 shares with SVB as additional collateral if the Company was unable to pay $1,500,000 on or before June 26, 2001, which the Company was unable to pay. The Extension Agreement also required the Guarantor to pledge certain accounts, real estate and stock, and for the Company to enter into control agreements with financial institutions where it keeps its deposits. The control agreements provide that upon the occurrence of an event of default in the SVB loan documents, SVB shall have the right to demand delivery of all funds held on our behalf by the financial institutions.

        On August 3, 2001, the Company entered into Amendment Number One to the Extension and Modification Agreement (the "Amendment") with SVB and the Guarantor. The purpose of the Amendment was to acknowledge the payment of an additional $600,000 to SVB by the Company, which was paid on July 11, 2001, and to provide additional time to complete certain requirements that were not timely completed pursuant to the Extension Agreement including the pledge of 2,000,000 shares of common stock. Under the terms of the Amendment the Company was required to complete the pledge of 2,000,000 shares of registered common stock by August 15, 2001, which was accomplished. Upon payment to SVB of $300,000, SVB would release the pledge and the stock would return to the Company.

        On September 12, 2001, the Company signed an Extension Agreement with Silicon Valley Bank and the David A. Brewer Trust, as Guarantor, extending the maturity date of the remaining amount of its revolving line-of-credit to October 6, 2001. Under the terms of the Extension Agreement, the Company agreed to the following: (1) to pay a fully earned, non-refundable extension fee of $10,000,
(2) to make a payment to the bank of not less than $1,000,000 on or before September 14, 2001, (3) to make an additional payment to the bank of not less than $1,000,000 on or before September 21, 2001, and (4) if the full amount of the loan obligations are not repaid by September 21, 2001 to pay an additional fee equal to $75,000 plus $25,000 per week (pro-rated for partial weeks) thereafter, until fully paid. Such extension payments will be applied first to accrued interest, then to outstanding principal due under the Loan Agreement, and the remainder to outstanding bank expenses. Any failure by the Company to meet the above terms and conditions under the Extension Agreement shall be deemed as an Event of Default under the Loan Agreement and Guaranty and shall terminate the bank's requirement to extend. The first extension payment was funded from the $1,750,000 payment received by the Company from C-MAC Industries pursuant to the recently signed manufacturing agreement between the two companies. The Company was not able to pay the second installment payment nor the remaining balance on or before September 21, 2001 or thereafter.

        On October 22, 2001, the Company signed an additional Extension Agreement with Silicon Valley Bank and the David A. Brewer Trust, as Guarantor, extending the maturity date of its revolving line-of-credit until November 30, 2001. Under the terms of the additional Extension Agreement, the Company paid the bank $500,000. As of November 13, 2001, the Company has not received a notice of default under the SVB loan documents. The Company continues in discussions with alternative sources of capital to raise the funds necessary to pay the remaining balance owed to the bank but the Company can give no assurances that it will be successful in raising the necessary funds. Consummation of these alternative financings may result in a reduction in the conversion prices of debentures and the exercise price of warrants issued by the Company in January 2000 (see the next paragraph below and Part II, Item 5 of this Report on SEC Form 10-Q). The Company's independent accountants have issued a "going" concern opinion on the Company's financial statements at December 31, 2000 stating that recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. As of November 13, 2001, the outstanding principal balance on the SVB loan is $3,407,438.

        On October 11, 2001, the Company signed a letter of intent with a group of investors led by Kingman Hawkes International, LLC ("KH") in which KH has agreed subject to due diligence and execution of definitive agreements, to provide financing to the Company under the following terms: (1) KH will purchase the existing SVB loan and thereby assume the existing loan balance that exists between SVB and the Company, and create a senior secured convertible note ("the Note") to replace the SVB note that is secured by all the assets of the Company and its subsidiary, (2) the amount of the Note will be approximately $10,000,000 subject to the approval of KH for release of amounts over and above the existing loan amount with SVB, (3) the term of the Note will be three-years and carry an interest rate of 15% per year payable in cash or stock at the KH's election, (4) 1,500,000 warrants with an exercise price $2.50 and 1,500,000 of cash bonus rights ("CBR") will be issued to the lender, (5) the Note and all accrued interest will be convertible at KH's election into common shares of the Company at $2.50 per share during the term of the Senior Note, (6) KH will have the right to appoint one seat on the Company's Board of Directors, and (7) KH will receive an aggregate closing fee of 6% of the Note amount. Each CBR will be equal to the difference between $1.50 and the average closing price of the Company's common stock, up to a maximum closing bid price of $2.50, upon exercise of the CBR. The CBR is payable in cash or common stock at the Company's election. The CBRs are not transferable and do not represent an equity ownership interest in the Company. One warrant and one CBR together form a unit. Exercise of a unit constitutes exercise of both instruments. The units may not be divided or exercised separately. Anti-dilution protection shall apply in the case where additional shares of the Company are issued pursuant to a financing at a price per share less than this transaction while the loan is outstanding. The shareholders of the Company must approve an amendment to the certificate of incorporation to increase the authorized share capital in order to cover the number of shares that would be required to be issued upon conversion of the Note and the exercise of the Warrants associated with this transaction. KH has notified the Company that it has completed its business due diligence and anticipates a closing in the fourth quarter of 2001, subject to the negotiation of final documents. There can be no assurance that it will be successfully closed.

        The KH transaction would trigger the anti-dilution features of the January 2000 financing. The $2.50 per share price would create an additional 2,055,510 shares to be issued at the conversion of the January 2000 debentures. The Company's authorized capital will need to be increased to cover the possible issuance of these additional shares as well.

        On June 1 and June 26, 2001, the Company entered into two agreements with International Mercantile Holding Group to borrow $2,625,000 and $1,100,000, respectively. The loans were secured by a pledge of 4,000,000 freely tradable shares of the Company's common stock. The shares will be returned to the Company once the loans are repaid. The terms of the loans are five years and maybe extended to seven years with the mutual consent of both parties. The loans may also be repaid at any time with a 30-day notice to the lender. The loans carry a rate of interest equal to twenty-five basis points below the prevailing one month London Interbank Offered Rate ("LIBOR"). The net proceeds to the Company after fees and expenses were $3,113,000. Part of the proceeds from these loans was used to repay the SVB loan.

        2. NET LOSS PER SHARE

        Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. 13,087,542 and 11,073,234 common equivalent shares as of September 30, 2001 and 2000 respectively, have been excluded from the shares used to calculate diluted EPS, as their effect is anti-dilutive.

        3. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market value and consisted of the following on the dates indicated:

                       September 30,   December 31,
                           2001            2000
                       -------------   ------------
                             (In thousands)
Raw materials            $ 1,169         $ 7,019
Work-in-process              828           1,510
Finished goods             1,720           3,452
                         -------         -------
Inventories, net         $ 3,717         $11,981
                         =======         =======

4. DISTRIBUTION AND STOCK PURCHASE AGREEMENT AND RELATED PARTY TRANSACTIONS

        On December 28, 2000, the Company signed a Distribution and Stock Purchase Agreement with U.S. Medical, Inc. Under the terms of the Distribution Agreement the Company appointed U.S. Medical as its exclusive distributor of its products in the Territory as defined within the Agreement. Gross revenues through U.S. Medical totaled $185,000 and $5,670,000 during the third quarter and year-to-date of 2001, respectively.

        On January 13, 2001 the Company purchased 480,000 shares of common stock of U.S. Medical at a price of $5.00 per share that equates to 4% of its outstanding common shares. On May 8, 2001 the Company sold 16,000 shares back to U.S. Medical for $5.00 per share. The Company has determined, due the failure of U.S. Medical to pay within terms throughout most of the third quarter, to increase its allowance for doubtful accounts by $655,000 for potential write-offs of unpaid units shipped to U.S. Medical in prior quarters. Additionally, the Company determined that its investment in U.S. Medical stock had suffered an other-than-temporary decline in value. Therefore, the Company has written down its investment.

5. REDUCTION IN FORCE ("RIF")

        On January 3, March 15, and April 6, 2001 the Company completed a "reduction in force" (RIF) covering a total of 41 employees. Of the employees, 27 were in production, 2 in research and development, 6 in sales and marketing, and 6 in general and administrative. Each employee was entitled to receive a severance payment as follows: hourly employees - 2 weeks plus a total of 2 weeks for every year worked, salary employees - four weeks plus a total of 2 weeks for ever year worked, managers - 12 weeks plus a total of 2 weeks for every year worked, and directors - 20 weeks plus a total of 2 weeks for every year worked. In full payment of the severance awards the Company granted 365,156 shares out of the Supplemental Employee Stock Plan in lieu of cash. The total estimated cost of the RIF, all severance related, was $704,000 of non-cash expenses and was recorded on the Company's books and records as a restructuring charge during the first quarter of 2001. The Company booked an additional $19,000 in charges in the second quarter of 2001 when common stock was issued to employees and an additional $3,000 in the third quarter of 2001. Also included in the total amount was $132,000 of employee receivables that were forgiven by the Company.

        On October 19, 2001, the Company furloughed 10 employees and implemented a salary reduction for its management and nearly all of its remaining employees. On October 31, 2001, the Company decided to permanently release the furloughed employees.

6. LEGAL PROCEEDINGS

        On June 25, 2001 the Company entered an agreement to settle a legal dispute in which the company issued a warrant to purchase 250,000 shares of the Company's common stock at $1.79 per share. The warrant has a five-year expiration date and was recorded on the Company's books and records utilizing the Black-Scholes valuation method for a total of $385,000.

        On September 17, 2001, Dr. William Newsom filed a complaint against the Company in the Circuit Court for Alachua County, Florida, seeking unspecified damages due to the technical problems related to the Hyperion Laser System. In his suit the plaintiff alleges that the laser was inducing astigmatisms in his patients and that these astigmatisms were not temporary in nature. The Company believes that the Plaintiff's assertions are without merit.

7. CONSULTING AGREEMENT

        The Company entered into an agreement with a consultant in which the consultant agreed to provide financial consulting. The term of the agreement is thirteen months beginning October 1, 2001. As compensation for the engagement the Company agreed to issue 750,000 shares of its common stock.

8. COMPREHENSIVE LOSS

        The following table sets forth changes in comprehensive income for the nine-month period ending September 30, 2001 (in thousands, unaudited):

Balance at December 31, 2000          $ --
Unrealized translation loss            (20)
                                      ----
Balance at September 30, 2001         $(20)
                                      ----

9.  RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after September 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that SFAS 142 will not have a material effect on the financial position or results of operation of the Company.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

10. C-MAC AGREEMENT

        On August 2, 2001, the Company entered into a Manufacturing Agreement with C-MAC West Coast Operations, Inc. in which C-MAC has agreed to become the Company's sole source manufacturing provider for the HYPERION(TM) LTK System. Under the terms of the agreement the Company transferred all its manufacturing employees, including assembly and test personnel to C-MAC. In addition, C-MAC purchased approximately $5,950,000 in inventory, which will be paid on fixed dates through February 28, 2002. C-MAC began manufacturing operations for the HYPERION(TM) LTK System in August with first deliveries of finished goods planned to take place in November. The Company has agreed to a minimum purchase commitment of 24 units per quarter for eight consecutive quarters beginning in the first quarter of 2002. The agreement has a duration of three years.

        On October 19, 2001, the Company and C-MAC West Coast Operations, Inc. signed Amendment Number 1 to the Manufacturing Agreement between the two companies. Under the terms of the Amendment C-MAC agreed to pay the Company a $1,500,000 prepayment in relation to the $5,950,000 inventory. In return the Company granted a one-time discount of $950,000 and allowed C-MAC the right to offset the $1,500,000 balance of the amount owed against the value of future shipments of machines (approximately 18 machines). Any inventory shipped over and above the $5,950,000 would be paid by February 15, 2002. The Company recorded the discount in the third quarter as part of cost of revenues for equipment sales. To date approximately $3,500,000 has been received by the Company from C-MAC.

11. SUBSEQUENT EVENTS

        On October 9, 2001, The Wright Eye Center, P.C. and John Wright filed a complaint against the Company in the District Court of El Paso County, State of Colorado, seeking $244,109 refund for the return of a laser system that was accepted by the Company during the fourth quarter of 2000.

        On October 9, 2001, the Company was named as a third party defendant by the Hampton Roy Center, P.A. and F. Hampton Roy. In its suit against Fleet Capital Leasing Healthcare Finance filed in the United States District Court, District of New Jersey. In the suit the Plaintiff asserts that the Company agreed to pay his lease obligation to Fleet Capital Leasing if the unit failed to meet the promised results. He further claims that the equipment was either technologically deficient or the protocols issued by the Company were faulty or both and seeks unspecified compensatory, consequential, and incidental damages. The Company believes that the Plaintiff's assertions are without merit.

        On October 12, 2001, the Thomas Lovato Machining Company filed a complaint against the Company and several of its employees in the Superior Court of California, County of Santa Clara, for non-payment of $16,800 in goods.

        On October 23, 2001, the Company was informed that Howard Fine, M.D. received a summary judgment against the Company in his lawsuit for $69,000 which was filed for the Circuit Court for the State of Oregon, for the County of Lane, for the return of a piece of equipment used by the plaintiff. In his suit, the plaintiff alleged that the Company agreed to refund the $69,000 cost of a laser system he purchased from the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to refinance its indebtedness to SVB by November 30, 2001; an increase in the number of lawsuits filed against the Company in respect to its LTK laser system; whether the Company additional working capital through debt or equity financing by the end of 2001, whether the Company can generate sufficient revenues to achieve profitable operations; changes in labor, equipment and capital costs; any restrictions or revocations that the Food and Drug Administration ("FDA") may impose on our holmium laser corneal shaping product or process known as the HYPERION(TM) Laser Thermal Keratoplasty (the "HYPERION(TM) LTK System") that had received the FDA's pre-market approval; competitive factors, such as the introduction of new technologies and competitors into the ophthalmic laser business; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

        The Company develops, manufactures and markets laser systems for applications in ophthalmology. Substantially all of our business activities, including engineering and development, manufacturing, assembly and testing take place at our facility in Fremont, California.

        The Company's working capital is seriously depleted due to our substantial losses in the past eight years. The Company has been able to raise additional working capital for all aspects of our business through the private placements of our common stock, convertible notes with warrants, and loans. The Company raised approximately $3,700,000 in the form of promissory notes with warrants in February and March 1997 (the "1997 Notes Placement"). We raised approximately $9,300,000, net of offering costs, in the form of promissory notes with warrants in January 1998 (the "1998 Notes Placement"), and approximately $11,800,000, net of offering costs, from the sale of common stock in December 1998 (the "1998 Equity Offering"). In January 1999, the Company raised $10,000,000, net of offering costs, in the form of promissory notes with warrants (the "1999 Notes Placement"). In January 2000, the Company raised $11,217,000, net of offering costs, in a private placement in the form of convertible debentures and warrants (the "2000 Notes Placement"). In addition, in June 2000, the Company secured a $10,000,000 revolving line of credit with Silicon Valley Bank ("SVB"), a commercial banking company guaranteed by certain of the Company's assets and the assets of one of the Company's investors. At March 31, 2001, $6,600,000 had been drawn down on the Company's one-year revolving line of credit with no additional moneys available, and was repayable at June 26, 2001. On June 25, 2001, the Company entered into an Extension and Modification Agreement ("Extension Agreement") with SVB and David A. Brewer, an individual and guarantor (the "Guarantor") of the loan with SVB. Under the terms of the Extension Agreement, the Company received an extension of the maturity of its loan with SVB from June 26, 2001 to August 26, 2001. The Company was also required (i) to pay SVB on or before June 25, 2001, a pre-payment of $1,200,000, which was timely paid, (ii) 70% of any additional funds (net of finder's fees) received by the Company as a result of equity investments, debt, or other sources of funding, and (iii) an amount equal to 100% of any outstanding accounts receivable which were 90 days or more past due as of June 20, 2000, except for the receivable owing from the University of California - San Francisco.

        The Extension Agreement also called for the Company to pledge 2,000,000 shares with SVB as additional collateral if the Company was unable to pay $1,500,000 on or before June 26, 2001, which the Company was unable to pay. The Extension Agreement also required the Guarantor to pledge certain accounts, real estate and stock, and for the Company to enter into control agreements with financial institutions where it keeps its deposits. The control agreements provide that upon the occurrence of an event of default in the SVB loan documents, SVB shall have the right to demand delivery of all funds held on our behalf by the financial institutions.

        On August 3, 2001, the Company entered into Amendment Number One to the Extension and Modification Agreement (the "Amendment") with SVB and the Guarantor. The purpose of the Amendment was to acknowledge the payment of an additional $600,000 to SVB by the Company, which was paid on July 11, 2001, and to provide additional time to complete certain requirements that were not timely completed pursuant to the

Extension Agreement including the pledge of 2,000,000 shares of common stock. Under the terms of the Amendment the Company was required to complete the pledge of 2,000,000 shares of registered common stock by August 15, 2001, which was accomplished. Upon payment to SVB of $300,000, SVB would release the pledge and the stock would return to the Company.

        On September 12, 2001, the Company signed an Extension Agreement with Silicon Valley Bank and the David A. Brewer Trust, as Guarantor, extending the maturity date of the remaining amount of its revolving line-of-credit to October 6, 2001. Under the terms of the Extension Agreement, the Company agreed to the following: (1) to pay a fully earned, non-refundable extension fee of $10,000,
(2) to make a payment to the bank of not less than $1,000,000 on or before September 14, 2001, (3) to make an additional payment to the bank of not less than $1,000,000 on or before September 21, 2001, and (4) if the full amount of the loan obligations are not repaid by September 21, 2001 to pay an additional fee equal to $75,000 plus $25,000 per week (pro-rated for partial weeks) thereafter, until fully paid. Such extension payments will be applied first to accrued interest, then to outstanding principal due under the Loan Agreement, and the remainder to outstanding bank expenses. Any failure by the Company to meet the above terms and conditions under the Extension Agreement shall be deemed as an Event of Default under the Loan Agreement and Guaranty and shall terminate the bank's requirement to extend. The first extension payment was funded from the $1,750,000 payment received by the Company from C-MAC Industries pursuant to the recently signed manufacturing agreement between the two companies. The Company was not able to pay the second installment payment nor the remaining balance on or before September 21, 2001 or thereafter.

        On October 22, 2001, the Company signed an additional Extension Agreement with Silicon Valley Bank and the David A. Brewer Trust, as Guarantor, extending the maturity date of its revolving line-of-credit until November 30, 2001. Under the terms of the additional Extension Agreement, the Company paid the bank $500,000. As of November 13, 2001, the Company has not received a notice of default under the SVB loan documents. The Company continues in discussions with alternative sources of capital to raise the funds necessary to pay the remaining balance owed to the bank but the Company can give no assurances that it will be successful in raising the necessary funds. Consummation of these alternative financings may result in a reduction in the conversion prices of debentures and the exercise price of warrants issued by the Company in January 2000 (See the next paragraph below and Part II, Item 5 of this Report on SEC Form 10-Q). The Company's independent accountants have issued a "going" concern opinion on the Company's financial statements at December 31, 2000 stating that recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. As of November 13, 2001, the outstanding principal balance on the SVB loan is $3,407,438.

        On October 11, 2001, the Company signed a letter of intent with a group of investors led by Kingman Hawkes International, LLC ("KH") in which KH has agreed subject to due diligence and the execution of definitive agreements, to provide financing to the Company under the following terms: (1) KH will purchase the existing SVB loan and thereby assume the existing loan balance that exists between SVB and the Company, and create a senior secured convertible note ("the Note") to replace the SVB note that is secured by all the assets of the Company and its subsidiary, (2) the amount of the Note will be approximately $10,000,000 subject to the approval of KH for release of amounts over and above the existing loan amount with SVB, (3) the term of the Note will be three-years and carry an interest rate of 15% per year payable in cash or stock at the KH's election, (4) 1,500,000 warrants with an exercise price $2.50 and 1,500,000 of cash bonus rights ("CBR") will be issued to the lender, (5) the Note and all accrued interest will be convertible at KH's election into common shares of the Company at $2.50 per share during the term of the Senior Note, (6) KH will have the right to appoint one seat on the Company's Board of Directors, and (7) KH will receive an aggregate closing fee of 6% of the Note amount. Each CBR will be equal to the difference between $1.50 and the average closing price of the Company's common stock, up to a maximum closing bid price of $2.50, upon exercise of the CBR. The CBR is payable in cash or common stock at the Company's election. The CBRs are not transferable and do not represent an equity ownership interest in the Company. One warrant and one CBR together form a unit. Exercise of a unit constitutes exercise of both instruments. The units may not be divided or exercised separately. Anti-dilution protection shall apply in the case where additional shares of the Company are issued pursuant to a financing at a price per share less than this transaction while the loan is outstanding. The shareholders of the Company must approve an amendment to the certificate of incorporation to increase the authorized share capital in order to cover the number of shares that would be required to be issued upon conversion of the Note and the exercise of warrants associated with the transaction. KH has notified the Company that it has completed its business due diligence and anticipates a closing in the fourth quarter, subject to the negotiation of final documents. There can be no assurance that it will be successfully closed.

        The KH transaction would trigger the anti-dilution features of January 2000 financing. The $2.00 per share price would cause the conversion price of the debentures and associated warrants to be reduced to $2.50 and would cause an additional 2,055,510 shares to be issued at the conversion of the January 2000 debentures. The Company's authorized share capital will need to be increased to cover the possible shares as well.

        On June 1 and June 26, 2001, the Company entered into two agreements with International Mercantile Holding Group to borrow $2,625,000 and $1,100,000, respectively. The loans were secured by a pledge of 4,000,000 freely tradable shares of the Company's common stock. The shares will be returned to the Company once the loans are repaid. The terms of the loans are five years and maybe extended to seven years with the mutual consent of both parties. The loans may also be repaid at any time with a 30-day notice to the lender. The loans carry a rate of interest equal to twenty-five basis points below the prevailing one month London Interbank Offered Rate ("LIBOR"). The net proceeds to the Company after fees and expenses were $3,113,000. Part of the proceeds from these loans was used to repay the SVB loan.

        The Company's operations were cash flow negative by $2,298,000 for the year-to-date ended September 30, 2001, thereby further straining our working capital resources. At our current rate of cash expenditures, we need to raise additional working capital during the balance of 2001 and 2002 to fund operations. No assurance can be given that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders and us. If funds are not available to finance the Company's operations and bridge its working capital needs until revenues and profits are achieved, we may need to further scale back expenditures and limit our operational capacity until such financing or other alternative business solutions are implemented. The Company has incurred significant losses for the last several years and at September 30, 2001 has an accumulated deficit of $138,928,000. In order to continue its operations, the Company must obtain additional funds in 2001 and 2002 through equity or debt financing, collaborative or other arrangements with other companies, bank financing, vendors, and other sources.

FINANCIAL CONDITION

        As of September 30, 2001, the Company had $63,000 in cash and cash equivalents.

        Cash used for operating activities was $2,298,000 for the nine-months ended September 30, 2001 as compared to $24,031,000 for the same period in 2000. The majority of the cash used for operating activities was used to fund the net loss of $19,853,000 partially offset by non-cash items of $11,050,000. Operating cash was also realized in the decrease of accounts receivable and inventory, and the increase in long-term liabilities totaling $10,738,000. Operating cash was utilized by the increase in non-current and current assets and the decrease in accounts payable, deferred revenue and deposits and other accrued expenses totaling $4,233,000.

        Cash used for investing activities was $3,289,000 for the nine-months ended September 30, 2001 for purchase of capital expenditures and the investment in common stock of U.S. Medical. Capital expenditures were comprised of manufactured Hyperion units transferred to rental equipment and computer software.

        Cash provided by financing activities was $4,695,000 for the nine-months ended September 30, 2001 comprised primarily of the net proceeds from the long-term loans and line of credit offset by the payments made on the line of credit.

        The Company's year-to-date operations were cash flow negative by $2,298,000, thereby impairing the Company's working capital resources. Working capital at September 30, 2001 amounted to a deficit of approximately $10,963,000. At December 31, 2000, working capital amounted to approximately $6,332,000. The decrease in working capital was due to the decrease in cash, accounts receivable, and inventories, the increase in borrowings under a line of credit, the increase of the current portion of capital leases and notes payable, and the increase in deferred revenue totaling in aggregate $20,685,000, offset by the increase in current assets and the decrease in accounts payable, accrued liabilities and deposits totaling $3,390,000. Approximately 46% of the decrease in working capital is due to the reclassification of the January 2000 convertible financing from long-term to current liabilities at the end of the second quarter of 2001.

RESULTS OF OPERATIONS

        Revenues from the sale of equipment for the three and nine-month periods ended September 30, 2001 were $669,000 and $8,527,000 to customers in the United States, Europe and South Korea. Procedure revenue totaled $92,000 and $584,000 for the three and nine-month periods ended September 30, 2001. Service and other revenues were $562,000 and $1,421,000 for the three and nine-month periods ended September 30, 2001. Total revenues of $1,323,000 and $10,532,000 represent a decrease of $8,668,000 from revenues for the same three-month period in 2000 and a slight increase from revenues of $99,000 for the same nine-month period in 2000. Procedure revenues are comprised of revenues from enablement fees. Service and other revenues are comprised of revenues from the recognition of first-year service revenues and other miscellaneous revenues. Gross revenues from a related party, U.S. Medical, totaled $185,000 and $5,670,000 during the third quarter and year-to-date of 2001. The 87% decrease in revenues for the quarter ended September 30, 2001, as compared with the same period of 2000, was due to the prevailing economic conditions, prospective customers' perception of the Company's continuing financial difficulties, and the downturn in the refractive business market. The 1% increase in year-to-date revenues for the period ended September 30, 2001, compared with the same time period last year, was due to the increase in recognized first-year service revenues offset by the decrease in procedure revenues.

        Cost of revenue for equipment sales totaled $2,030,000 and $8,017,000 for the three and nine-month periods ended September 30, 2001,as compared with $4,217,000 and $5,478,000 for the same time periods in 2000. Cost of procedure revenues totaled $12,000 and $21,000 for the three and nine-month periods ended September 30, 2001, as compared with $1,000 for both the quarter and year-to-date ended September 30, 2001. Cost of revenue for service and other revenues totaled $541,000 and $1,234,000 for the three and nine-month periods ended September 30, 2001, as compared with $669,000 and $1,541,000 for the same periods in 2000. Included in the cost of revenues for equipment sales for the three- and nine-month periods ended September 30, 2001 was an adjustment of $950,000 for the discount given to C-MAC from the value of inventory transferred under the terms and conditions of Amendment 1 of the Manufacturing Agreement between the two companies. Gross (loss) margin totaled ($1,260,000) and $1,260,000 for the three and nine-month periods ended September 30, 2001 as compared with $5,104,000 and $3,413,000 for the same time periods in 2000. Costs of revenue for equipment sales reflect charges for production costs inclusive of manufacturing labor and overhead and unabsorbed overheads. Cost of revenues for procedures reflect an allocation of the patent amortization and charges for the cards utilized to ship the procedures to the end customer. Cost of revenue for service and other revenues include costs of the company's technical and service department and other direct costs associated with miscellaneous revenues inclusive of the discount explained above. Cost of revenues and resulting margins were adversely impacted by the decrease in revenues described above for both the third quarter and year-to-date ended September 30, 2001 and the adjustment for the C-MAC discount as described above.

        Research and development expenses totaled $706,000 and $2,391,000 for the three and nine-month periods ended September 30, 2001, compared to $1,162,000 and $3,749,000 for the same period in 2000. Research and development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of the Hyperion(TM) LTK System, amortization of patent costs, expenditures related to the development of other refractive applications of the Hyperion(TM) LTK System and other operating costs. Included in the research and development expenses for the three and nine-month periods ended September 30, 2001 were non-cash charges of $1,000 and $9,000 related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash as compared with $46,000 and $670,000 for the same periods of 2000. The 39% and 36% reduction for the three and nine-month periods in research and development expenses compared to those of 2000 were primarily due to the completion of the initial development for the LTK System in 2000 and the reduction in force that took place in the first and second quarters of 2001.

        Sales, marketing and regulatory expenses were $2,261,000 and $7,142,000 for the three and nine-month period ended September 30, 2001, compared to $4,155,000 and $10,816,000 for the same periods in 2000. Included in the sales, marketing and regulatory expenses for the three and nine-month periods ended September 30, 2001 was $93,000 and $285,000, respectively of non-cash charges related to the fair market value of warrants and non-qualified stock options issued to consultants and employees in lieu of cash as compared with $83,000 and $781,000 for the same periods of 2000. Sales and marketing expenses consist primarily of advertising and other marketing expenses, compensation and employee related expenses, sales commissions, and travel costs. The 45% and 34% reduction in sales, marketing and regulatory expenses in 2001 as compared to 2000 respectively, was due to a ramp up of these expenses in prior periods as a result of the launch of the Hyperion(TM) LTK System in July 2000, and the reduction in force that took place in the first and second quarters of 2001.

        General and administrative expenses were $2,058,000 and $4,773,000 for the three and nine-month periods ended September 30, 2001, compared to $2,654,000 and $8,363,000 for the same period of 2000. Included in the general and administrative expenses for the three and nine-month periods ended September 30, 2001 were additional reserves on accounts receivable. In addition, general and administrative expenses included $69,000 and $383,000 of non-cash charges related to the issuance of non-qualified stock options issued to several employees in lieu of cash, as compared with $531,000 and $3,969,000 for the same periods in 2000. General and administrative expenses consist primarily of employee-related expenses, legal fees, accounts receivable reserve adjustments, and compensation and other fees for professional services. The 22% and 43% decrease in general and administrative expenses for 2001 as compared with 2000 respectively, was due to the decrease in non-cash expenses and the reduction in force that took place during the first and second quarters of 2001 offset by the reserve adjustments. General and administration expenses for the three and nine-month periods, net of reserve adjustments would have been $1,403,000 and $4,118,000, respectively.

        Restructuring expense represents the cost of the severance awards given to employees who were terminated as a reduction in force that took place during the first quarter and in the first week of April 2001. On January 3, March 15, and April 6, 2001 the Company completed a "reduction in force" (RIF) of 41 employees. Of these, 27 were in production, 2, in research and development, 6 in sales and marketing, and 6 in general and administrative. Each employee was entitled to receive a severance payment as follows: hourly employees - 2 weeks plus a total of 2 weeks for every year worked, salary employees - four weeks plus a total of 2 weeks for ever year worked, managers - 12 weeks plus a total of 2 weeks for every year worked, and directors - 20 weeks plus a total of 2 weeks for every year worked. In full payment of the severance awards the Company granted 365,156 shares out of the Supplemental Employee Stock Plan in lieu of cash. The total cost of the RIF, all severance related, was $704,000 of non-cash expenses and was recorded on the Company's books and records as restructuring charge during the first quarter of 2001. The Company booked an additional $19,000 in the second quarter of 2001 when common stock was actually issued to employees and an additional $3,000 in the third quarter of 2001. Also included in the total amount was $132,000 of employee receivables that were forgiven by the Company.

        Legal settlement expense of $385,000 represents a non-cash charge for the valuation of a warrant issued in settlement of a lawsuit.

        Interest expense for the three and nine-month periods ended September 30, 2001 of $1,740,000 and $4,043,000 represent primarily cash and non-cash interest charges pursuant to the 2000 Notes Placements, the Silicon Valley Bank line-of-credit guarantee and related warrants, as compared to $1,350,000 and $13,014,000 for the periods of 2000. For the three and nine-months ended September 30, 2001, approximately $1,169,000 or 67% and $2,842,000 or 70% of the Company's interest expense were due to non-cash charges incurred in connection with the 2000 Notes Placement and the Silicon Valley line-of-credit guarantee as compared with $1,158,000 or 86% and $12,315,000 or 95% for 2000.

        Other expense, net of $2,320,000 and $1,677,000 for the three and nine-months ended September 30, 2001, respectively, represent the write-down of the Company's investment in U.S. Medical's stock and the $700,000 received from the settlement agreement with Lares Research on the payment of an outstanding debt net of fees of $57,000. The Company determined, during the third quarter, that due to existing economic circumstances that the investment in U.S. Medical stock had suffered an other-than-temporary decline in value. Therefore, the Company has written down its investment. The $700,000 was received during the first quarter of 2001.

        For the three and nine-months ended September 30, 2001 the Company incurred a net loss of $10,348,000 and $19,853,000, respectively as compared to $4,134,000 and $32,028,000 for the same periods of 2000. Included in the loss for the three and nine-months ended September 30, 2001 were reserve adjustments of approximately $2,975,000 and an adjustment of $950,000 for the C-MAC discount. Also included in the losses for 2001 were $1,332,000 and $3,906,000, respectively attributable to non-cash compensation and interest charges as compared with $1,818,000 and $17,339,000 for the same periods of 2000. The Company's Hyperion(TM) LTK System was approved by the FDA for marketing and sales in the United States in late June 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after September 30, 2001 be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001.

The Company believes that SFAS 142 will not have a material effect on the financial position or results of operation of the Company.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 5: OTHER INFORMATION

        On April 16, 2001, the Company filed Amendment No. 1 to its Form S-3 Registration Statement under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on April 19, 2001. The Form S-3 registered 2,800,000 shares of the Company's common stock for issuance in the future. On June 8, 2001 the Company filed another Form S-3 Registration Statement under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on June 15, 2001. The Form S-3 registered an additional 6,000,000 shares bringing the total shares to be offered to 8,800,000. As of November 8, 2001, 7,341,495 shares have been issued out of the shelf registration including the 4,000,000 shares pledged as collateral in the International Mercantile Holding Group long-term loan agreements and 2,000,000 shares being pledged to Silicon Valley Bank. In January 2000 the Company issued its 7% Convertible Debenture in the amount of $11,700,000. With certain exceptions which do not include new financings of the type for which these shares may be utilized, if the Company issues additional shares of its common stock below the conversion price of $5.92 per share, the conversion price applicable to the Convertible Debenture and the exercise price of the related warrants will be reduced to the price at which such additional securities are sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      EXHIBITS

        None

----------------------

B.      REPORTS ON FORM 8-K

        Report 8-K, dated September 12, 2001, detailing the extension agreement signed with commercial lender of the Company's revolving line-of-credit and the Guarantor.

        Report 8-K, dated September 21, 2001, detailing the second extension agreement signed with commercial lender of the Company's revolving line-of-credit and the Guarantor.

        Report 8-K, dated October 31, 2001, detailing: (1) an additional extension agreement signed with the commercial lender of the Company's revolving line-of credit and the Guarantor, (2) Amendment Number 1 to the Manufacturing Agreement dated October 19, 2001 between the Company and C-MAC West Coast Operations, Inc., and (3) the furlough of 20% of the Company's work force and the implementation of a salary reduction for the remaining employees and management.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNRISE TECHNOLOGIES
                                            INTERNATIONAL, INC.

Date: November 14, 2001                     By: /S/ C. RUSSELL TRENARY, III
                                                --------------------------------
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


Date: November 14, 2001                     By: /S/ THOMAS LA ROSE
                                                --------------------------------
                                                Vice President, Finance and
                                                Acting Chief Financial Officer
                                                (Principal Financial Officer)